Form 10-Q
period 2024-03-31
UL Solutions Inc.
filed 2024-05-20
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to _________

Commission file number 001-42012

UL Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0913800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Pfingsten Rd Northbrook, Illinois 60062
(Address of Principal Executive Offices and zip code)
(847) 272-8800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	ULS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The registrant had outstanding 38,873,693 shares of Class A common stock, par value $0.001per share, and 161,130,000 shares of Class B common stock, par value $0.001 per share, as of May 10, 2024.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenue	$670	$629
Cost of revenue	351	335
Selling, general and administrative expenses	228	219
Operating income	91	75
Interest expense	(15)	(8)
Other (expense) income, net	(3)	5
Income before income taxes	73	72
Income tax expense	13	14
Net income	60	58
Less: net income attributable to non-controlling interests	4	3
Net income attributable to stockholder of UL Solutions	$56	$55

Earnings per common share:
Basic	$0.28	$0.28
Diluted	$0.28	$0.28

Weighted average common shares outstanding:
Basic	200	200
Diluted	200	200
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$60	$58
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefit plans, net of tax	1	1
Foreign currency translation (loss) gain	(16)	6
Total other comprehensive (loss) income	(15)	7
Comprehensive income	45	65
Less: comprehensive income attributable to non-controlling interests	3	2
Comprehensive income attributable to stockholder of UL Solutions	$42	$63

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$344	$315
Accounts receivable, net of allowance of $11 and $9	429	362
Contract assets, net of allowance of $1 and $1	193	179
Other current assets	85	97
Total current assets	1,051	953
Property, plant and equipment, net of accumulated depreciation of $750 and $737	555	555
Goodwill	618	623
Intangible assets, net of accumulated amortization of $232 and $232	66	72
Operating lease right-of-use assets	147	151
Deferred income taxes	112	110
Capitalized software, net of accumulated amortization of $395 and $382	136	139
Other assets	134	133
Total Assets	$2,819	$2,736
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$156	$169
Accrued compensation and benefits	170	281
Operating lease liabilities - current	37	39
Contract liabilities	385	162
Other current liabilities	81	58
Total current liabilities	829	709
Long-term debt	867	904
Pension and postretirement benefit plans	227	232
Operating lease liabilities	116	120
Other liabilities	97	93
Total Liabilities	2,136	2,058
Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock, $0.001 per share, 200 million shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	776	776
Retained earnings	55	24
Accumulated other comprehensive loss	(160)	(146)
Total stockholder’s equity before non-controlling interests	671	654
Non-controlling interests	12	24
Total Stockholder’s Equity	683	678
Total Liabilities and Stockholder’s Equity	$2,819	$2,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’s Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	56	—	4	60
Dividend to stockholder of UL Solutions ($0.13 per share)	—	—	(25)	—	—	(25)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Other comprehensive loss, net of tax	—	—	—	(14)	(1)	(15)
Balance at March 31, 2024	$—	$776	$55	$(160)	$12	$683

Balance at December 31, 2022	$—	$1,009	$211	$(166)	$23	$1,077
Net income	—	—	55	—	3	58
Dividend to stockholder of UL Solutions ($0.10 per share)	—	—	(20)	—	—	(20)
Other comprehensive income, net of tax	—	—	—	7	—	7
Balance at March 31, 2023	$—	$1,009	$246	$(159)	$26	$1,122
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities
Net income	$60	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	36
Loss on foreign exchange transactions	3	—
Deferred income taxes	(3)	11
Other, net	6	(3)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(78)	(34)
Contract and other assets	(8)	(29)
Accounts payable	(13)	(18)
Accrued expenses	(98)	(61)
Pension and postretirement benefit plans	(1)	4
Contract and other liabilities	232	197
Net cash flows provided by operating activities	141	161
Investing activities
Capital expenditures	(57)	(63)
Sales of investments	—	51
Purchases of investments	—	(66)
Other investing activities, net	—	3
Net cash flows used in investing activities	(57)	(75)
Financing activities
Proceeds from long-term debt	20	30
Repayment of long-term debt	(45)	—
Dividend to stockholder of UL Solutions	(25)	(20)
Other financing activities, net	1	—
Net cash flows (used in) provided by financing activities	(49)	10
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net increase in cash and cash equivalents	29	96
Cash and cash equivalents
Beginning of period	315	322
End of period	$344	$418

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$10	$8
Cash paid during the period for income taxes	9	10
Cash paid during the period for stock-based compensation	—	7

Noncash investing and financing activities
Capital expenditures funded by liabilities	$33	$21
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Description of Business
UL Solutions Inc. (together with its consolidated subsidiaries, “UL Solutions” and the “Company”) is a global safety science leader that provides independent third-party testing, inspection and certification services and related software and advisory offerings. ULSE Inc. (“UL Standards & Engagement”) controls the majority of the voting power of the Company’s common stock. Underwriters Laboratories Inc. (“UL Research Institutes”) is the sole member of UL Standards & Engagement.
Initial Public Offering
On April 16, 2024, after the quarter end, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock (the “IPO”) by UL Standards & Engagement at a price to the public of $28.00 per share. The Company did not receive any proceeds from the IPO. Refer to Note 18 for further information.
Basis of Presentation
The condensed consolidated financial statements are unaudited and have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s final prospectus for its initial public offering filed with the SEC on April 15, 2024. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of the Company’s results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. The Company has reclassified certain amounts in prior period financial statements to conform to the current period’s presentation.
On November 20, 2023, the Company effected a 2-for-1 forward split of the Company’s Class A common stock. All share and per share information presented in the accompanying condensed consolidated financial statements and notes thereto has been retrospectively adjusted to reflect the stock split for all periods presented. The authorized shares and the par value of the Class A common stock were not adjusted as a result of the stock split.
Recently Issued Accounting Standards - Not Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments will be applied retrospectively. The ASU will result in additional segment information disclosures within the Company’s financial statements, but is not expected to impact the Company’s financial condition, results of operations or cash flows.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The ASU will result in additional income tax disclosures within the Company’s financial statements, but is not expected to impact the Company’s financial condition, results of operations or cash flows.

2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net income attributable to stockholder of UL Solutions	$56	$55
Basic weighted average common shares outstanding	200	200
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	200	200

Basic earnings per share attributable to stockholder of UL Solutions	$0.28	$0.28
Diluted earnings per share attributable to stockholder of UL Solutions	$0.28	$0.28
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended March 31,
(in millions)	2024	2023
Certification Testing	$176	$161
Ongoing Certification Services	233	219
Non-certification Testing and Other Services(a)	194	182
Software(a)	67	67
Total	$670	$629
__________
(a)The Company has reclassified revenue transactions related to advisory services that were previously included within the Software and Advisory service category (now known as Software) to the Non-certification Testing and Other Services category (previously known as Non-certification Testing, Inspections and Audit) for the three months ended March 31, 2023 to conform to the current period’s presentation.
Contract Balances
The revenue recognized during the three months ended March 31, 2024, which was included in contract liabilities at December 31, 2023, amounted to $30 million. The revenue recognized during the three months ended March 31, 2023, which was included in contract liabilities at December 31, 2022, amounted to $36 million.
Remaining Performance Obligations
At March 31, 2024, the Company estimates that $152 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 70% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.
4. Acquisitions and Divestitures
Acquisitions
In August 2023, the Company acquired 100% of the outstanding stock of Certification Entity for Renewable Energies, S.L. (“CERE”) for approximately $14 million in cash consideration (as adjusted for customary post-closing adjustments). CERE is a Spain-based grid code compliance testing, simulation and certification company, focused on renewable energy and electric vehicle adoption. Goodwill of $11 million, subject to finalization of the purchase price allocation and valuation of intangible assets, includes expected synergies with the Company’s existing business and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
In July 2023, the Company acquired 100% of the outstanding stock of HBI Compliance Limited (together with its operating subsidiaries, “Healthy Buildings International”) for approximately $6 million in cash consideration (as adjusted for customary post-closing adjustments). Healthy Buildings International is a United Kingdom-based health, safety and compliance company and its results of operations have been included in the Software and Advisory segment since the date of acquisition.
Aggregate acquisition-related costs associated with business combinations are not material for the three months ended March 31, 2024 and 2023, and are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations as incurred.
Divestiture
In December 2023, the Company entered an agreement with an affiliate of Gallant Capital Partners, a California-based private equity firm, to sell the assets and liabilities of its payments testing business in the Industrial segment that performs Software and Non-certification Testing and Other Services for a base price of $30 million in cash, subject to customary post-closing adjustments, with the potential for additional cash consideration if certain earn-out provisions are met. In connection with the approval of the sale by the Company’s board of directors, the Company reclassified all assets and liabilities of the business as held for sale. As the expected sale proceeds exceed the carrying amount of the disposal group, no impairment was recognized. At March 31, 2024, the assets and liabilities classified as held for sale included $10 million of other current assets, primarily consisting of accounts receivable, $4 million of other assets and $12 million of other current liabilities, primarily consisting of contract liabilities. At December 31, 2023, the assets and liabilities classified as held for sale included $9 million of other current assets, primarily consisting of accounts receivable, $3 million of other assets and $10 million of other current liabilities, primarily consisting of contract liabilities.
5. Other (Expense) Income, net
The components of other (expense) income, net are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Foreign exchange (losses) gains	$(3)	$3
Non-operating pension and postretirement benefit expense	(2)	(2)
Other	2	4
Total	$(3)	$5
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$500	$500	$500	$500
Revolving credit facility	85	85	110	110
Senior notes	300	313	300	315
Total	$885	$898	$910	$925
The fair value of the Company’s term loans and revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.

7. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $42 million for both periods ended March 31, 2024 and December 31, 2023.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $144 million and $178 million and liabilities of $87 million and $82 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively.
8. Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

	Testing, Inspection and Certification		Software and Advisory	Total
(in millions)	Industrial	Consumer
Balance at December 31, 2023(a)	$323	$230	$70	$623
Effect of changes in foreign exchange rates	(1)	(3)	(1)	(5)
Balance at March 31, 2024(a)	$322	$227	$69	$618
__________
(a)Net of accumulated impairment losses of $166 million.
9. Intangible Assets
The following tables summarize intangible assets:

	March 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$260	$(205)	$55
Intellectual property and patents	15	(9)	6
Trademarks	23	(18)	5
Total	$298	$(232)	$66

	December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$261	$(204)	$57
Intellectual property and patents	18	(11)	7
Trademarks	25	(17)	8
Total	$304	$(232)	$72
Intangible asset amortization expense for the three months ended March 31, 2024 and 2023, reported within the Condensed Consolidated Statements of Operations, was $3 million and $4 million, respectively.

10. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Components of net periodic benefit cost
Interest cost	4	4
Expected return on plan assets	(3)	(3)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$2	$2

For the three months ended March 31, 2024 and 2023, the Company’s contributions to various defined contribution savings plans were $12 million and $11 million, respectively.
11. Income Taxes
The effective tax rate for the three months ended March 31, 2024 and 2023 was 17.8% and 19.4%, respectively, which differed from the U.S. statutory tax rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions, partially offset by U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
12. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	March 31, 2024	December 31, 2023
Term loans	USD	January 2027	$500	$500
Revolving credit facility	USD	January 2027	85	110
Senior notes	USD	October 2028	300	300
Total debt			885	910
Less: unamortized debt issuance costs			(6)	(6)
Total debt, net of unamortized debt issuance costs			879	904
Less: current portion of long-term debt			(12)	—
Long-term debt			$867	$904
In October 2023, the Company issued $300 million in aggregate principal amount of senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“UL LLC”). Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”), consisting of term loans and revolving loan commitments. UL LLC is the named borrower under the Credit Facility and, together with other affiliates, the Company provides a guaranty of the obligations thereunder. As of March 31, 2024, the Company was in compliance with all covenants under the Credit Facility. The interest rate on the term loans was 6.35% as of March 31, 2024 and 6.46% as of December 31, 2023 and the weighted average interest rate on the revolving credit facility was 6.36% as of March 31, 2024 and 6.45% as of December 31, 2023.

13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

	Three Months Ended March 31, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	(15)	—	(15)
Amounts reclassified out	—	1	1
Total other comprehensive (loss) income, net of tax	(15)	1	(14)
Balance at March 31, 2024, net of tax	$(64)	$(96)	$(160)

	Three Months Ended March 31, 2023
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2022, net of tax	$(54)	$(112)	$(166)
Total other comprehensive income, net of tax	6	1	7
Balance at March 31, 2023, net of tax	$(48)	$(111)	$(159)

14. Stock-based and Other Incentive Compensation
Cash-settled Stock Appreciation Rights (“CSARs”)
CSAR activity during the three months ended March 31, 2024, was as follows:

	Number of CSAR Awards	Weighted Average Grant Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	3,452,120	$18.77	1.72 years	$37
Outstanding as of March 31, 2024	3,452,120	$18.77	1.47 years	$36
Exercisable as of March 31, 2024	2,423,412	$14.39	0.59 years	$36
As of March 31, 2024, there was $2 million of compensation expense that has yet to be recognized related to non-vested CSAR awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 21 months.
The following table summarizes the assumptions used in the Black-Scholes-Merton model, which the Company uses to estimate the fair value of the CSARs:

	March 31, 2024	December 31, 2023
Expected dividend yield	1.73%	1.70%
Risk-free interest rate	4.51% - 5.49%	3.99% - 5.60%
Weighted average volatility	21.76%	22.24%
Expected life (in years)	0.00 - 3.00	0.06 - 3.25
Weighted average grant date fair value per share of rights granted	$4.71	$4.83

Compensation expense (benefit) related to CSAR awards was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Selling, general and administrative expenses	(1)	10
Income tax expense (benefit)	—	(2)
CSAR compensation (benefit) expense, net	$(1)	$8
The Company had a short-term liability of $36 million and $37 million recorded within accrued compensation and benefits in the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively. The Company had a long-term liability of $2 million and $2 million recorded within other liabilities in the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively.
Performance Cash Awards
Compensation expense related to Performance Cash Awards was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of revenue	$1	$1
Selling, general and administrative expenses	3	3
Performance Cash compensation expense	4	4
Income tax benefit	(1)	(1)
Performance Cash compensation expense, net	$3	$3
The Company had a short-term liability of $1 million and $16 million recorded within accrued compensation and benefits in the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively. The Company had a long-term liability of $17 million and $13 million recorded within other liabilities in the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 respectively.
15. Commitments and Contingencies
The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations. The Company will record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable and that may be incurred in connection with any such currently pending or threatened matter, none of which are material. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
16. Related Party Transactions
In each of the three month periods ended March 31, 2024 and 2023, the Company incurred expenses of $5 million to access the library of standards owned and maintained by UL Standards & Engagement.
In the three months ended March 31, 2024 and 2023, the Company declared and paid cash dividends to UL Standards & Engagement of $25 million and $20 million, respectively.

17. Segment Information
Revenue and operating income of the Company’s segments is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue
Industrial	$295	$270
Consumer	286	275
Software and Advisory	89	84
Total revenue	$670	$629

Operating income (loss)
Industrial	$75	$72
Consumer	17	3
Software and Advisory	(1)	—
Total operating income	$91	$75
18. Subsequent Events
On April 11, 2024, the Company filed its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which, among other things, effected the authorization of 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, as well as the reclassification of all shares of the Company’s Class A common stock outstanding into shares of Class B common stock. The amended and restated certificate of incorporation, as well as the Company’s amended and restated bylaws, became effective upon such filing.
On April 16, 2024, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $28.00 per share, which includes the exercise in full by the underwriters of their overallotment option to purchase an additional 5,070,000 shares of Class A common stock. The Company did not receive any proceeds from the IPO. Upon completion of the IPO, UL Standards & Engagement beneficially owned 80.6% of UL Solutions’ outstanding capital stock and held 97.6% of the voting power of UL Solutions’ outstanding capital stock. As a result, the Company meets the definition of a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange.
In connection with the IPO, the Company adopted the UL Solutions Inc. 2024 Long-Term Incentive Plan (the “2024 LTIP”) and reserved for issuance 20,000,000 shares of Class A common stock pursuant to equity awards approved under the 2024 LTIP and the UL Solutions Inc. Long-Term Incentive Plan (formerly known as the UL Inc. Long-Term Incentive Plan) (the “Pre-IPO LTIP”). As of March 31, 2024, 3,452,120 CSARs were outstanding. On April 1, 2024, 1,334,640 CSARs reached the end of their contractual term, which will result in cash payments of approximately $18 million in the second quarter of 2024. Upon completion of the IPO on April 16 2024, 1,978,761 CSARs were converted to the same number of stock-settled stock appreciation rights, and will result in a reclassification of approximately $25 million from accrued compensation and benefits to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. The CSARs were remeasured to fair value at the conversion date, which will result in additional pre-tax compensation expense of approximately $9 million in the second quarter of 2024, primarily within selling, general and administrative expenses. As equity-settled awards, the fair value of the stock-settled stock appreciation rights was determined on the conversion date and, generally, will not be remeasured unless the awards are modified. Following these maturities and conversions, as well as forfeitures that occurred prior to the IPO, 118,904 CSARs remained outstanding. As cash-settled awards, CSARs are remeasured to fair value at each reporting date.
The Pre-IPO LTIP permits settlement of outstanding Performance Cash awards in shares of the Company’s Class A common stock. As such, upon vesting the Performance Cash awards may be settled in a number of newly issued shares of the Company’s Class A common stock with a fair market value equal to the payout amount approved by the Human Capital and Compensation Committee of the board of directors for the applicable performance period.

As a result of the IPO, the Company is subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits deductions related to compensation expenses of certain executive officers which were previously tax deductible as a private company. Accordingly, the Company’s annual effective tax rate will be impacted by the Section 162(m) limitations. In addition, in the second quarter of 2024 the Company will record a reduction to its previously established deferred tax assets of approximately $5 million, with a corresponding increase to income tax expense as a discrete item.
In connection with the IPO, the Human Capital and Compensation Committee granted equity awards with an aggregate value of $17 million to the Company’s executive team, including named executive officers, and other key employees under the 2024 LTIP. These awards consisted of 2,074,299 nonqualified stock options and 22,486 restricted stock units. The stock options, which expire ten years from the grant date, represent the right to purchase shares of the Company’s Class A common stock and are subject to continued employment through a three-year vesting period. The restricted stock units represent the right to receive shares of the Company’s Class A common stock and are subject to continued employment through a three-year ratable vesting period.
Under the 2024 LTIP, similar to prior long-term company compensation programs, equity awards are available to be issued to certain directors, officers and employees in order to attract, motivate and retain talent and to maximize their contribution to the long-term success of the Company. On May 1, 2024, the Human Capital and Compensation Committee granted annual equity awards to eligible employees and officers, including named executive officers. These awards include 711,256 restricted stock units with an aggregate value of $25 million and 382,455 performance share units with an aggregate value of $13 million. The restricted stock units represent the right to receive shares of the Company’s Class A common stock and are subject to continued employment through a three-year ratable vesting period. The performance share units represent the right to earn shares of the Company’s Class A common stock based on the achievement of certain performance conditions and are subject to continued employment through a three-year vesting period.
On May 1, 2024, the Company completed the sale of its payments testing business to an affiliate of Gallant Capital Partners for a base price of $30 million in cash, subject to customary post-closing adjustments. The divestiture will result in a pre-tax gain on sale of approximately $25 million, which will be recorded within other (expense) income, net in the second quarter of 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of March 31, 2024 and for the three month periods ended March 31, 2024 and 2023, which are included in this Quarterly Report, as well as the Company’s consolidated financial statements and the related notes included in the Company’s final prospectus for its initial public offering (the “IPO”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those the Company describes under “Risk Factors” in Part II Item 1A of this Quarterly Report. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
References to “UL Solutions” and the “Company” refer to UL Solutions Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.
Overview
UL Solutions is a global safety science leader that provides independent third-party testing, inspection and certification (“TIC”) services and related software and advisory (“S&A”) offerings.
UL Solutions manages the company and reports its financial results through the Company’s two businesses, TIC and S&A, and three segments: Industrial, Consumer and Software and Advisory.
Since January 1, 2023, the Company has completed the following acquisitions, which impact the comparability of results between periods:
•In August 2023, the Company acquired 100% of the outstanding stock of Certification Entity for Renewable Energies, S.L. (“CERE”) for approximately $14 million. CERE is a Spain-based grid code compliance testing, simulation and certification company, focused on renewable energy and electric vehicle adoption. The results of operations of CERE are included in the Industrial segment since the date of acquisition.
•In July 2023, the Company acquired 100% of the outstanding stock of HBI Compliance Limited (together with its operating subsidiaries, “Healthy Buildings International”) for approximately $6 million. Healthy Buildings International is a United Kingdom-based health, safety and compliance company. The results of operations of Healthy Buildings International are included in the Software and Advisory segment since the date of acquisition.
Recent Developments
On April 16, 2024, the Company completed its IPO of an aggregate of 38,870,000 shares of Class A common stock by ULSE Inc. (“UL Standards & Engagement”) at a price to the public of $28.00 per share, which includes the exercise in full by the underwriters of their overallotment option to purchase an additional 5,070,000 shares of Class A common stock. The Company did not receive any proceeds from the IPO.
In connection with the IPO, the Human Capital and Compensation Committee granted equity awards with an aggregate value of $17 million to the Company’s executive team, including named executive officers, and other key employees under the UL Solutions Inc. 2024 Long-Term Incentive Plan. These awards consisted of 2,074,299 nonqualified stock options, which are subject to continued employment through a three-year vesting period, and 22,486 restricted stock units, which are subject to continued employment through a three-year ratable vesting period. In addition, similar to prior long-term company compensation programs, on May 1, 2024 the Human Capital and Compensation Committee granted annual equity awards to eligible employees and officers, including named executive officers. These awards include 711,256 restricted stock units with an aggregate value of $25 million, which are subject to continued employment through a three-year ratable vesting period, and 382,455 performance share units with an aggregate value of $13 million, which are subject to continued employment through a three-year vesting period.

Components of the Company’s Results of Operations
Revenue
The Company conducts its operations across four major service categories: (1) Certification Testing of products, components and systems according to standards and regulatory requirements and other design and performance specifications; (2) Ongoing Certification Services to validate the continued compliance of previously certified products, components and systems; (3) Non-certification Testing and Other Services, which includes performance testing for customer or other requirements that may not be required by any regulation and may not result in a certification, as well as other services, including advisory and technical services; and (4) Software, comprising software as a service and license-based software solutions, including implementation and training services related to software.
Components of Revenue Change
The Company uses Organic, Acquisition and FX to explain the change in revenue from period to period. Revenue change is calculated as the percentage change in revenue in one period relative to the prior period’s revenue and is a key financial measure that the Company uses to manage its business. The Company defines these components of revenue as follows:
“Organic” reflects revenue change in a given period excluding Acquisition and FX in that same year, expressed in dollars or as a percentage of revenue in the prior period.
“Acquisition” is calculated as revenue change in a given period related to acquisitions or disposals of businesses using prior period exchange rates, expressed in dollars or as a percentage of revenue in the prior period. Revenues from an acquisition or disposal are measured as Acquisition for the initial twelve month period following the acquisition or disposal date. Subsequently, the revenue impact from the acquired or disposed business is measured as Organic.
“FX” reflects the impact that foreign currency exchange rates have on revenue in a given period, expressed in dollars or as a percentage of revenue in the prior period. The Company uses constant currency to calculate the FX impact on revenue in a given period by translating current period revenues at prior period exchange rates, expressed as a percentage of revenue in the prior period.
Cost of Revenue
Cost of revenue includes personnel related expenses consisting of salaries, incentives, stock-based compensation and fringe benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes facility related costs for laboratories and other buildings where testing and inspection services are performed, depreciation on equipment used in testing, amortization of capitalized software, customer-related travel costs, expenses related to third party contractors or third party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel related expenses consisting of salaries, incentives, stock-based compensation and fringe benefits for indirect administrative functions such as executive, finance, legal, human resources and information technology, not included within cost of revenue. Additionally, selling, general and administrative expenses include third party consultancy costs, facility costs, depreciation and amortization, internal research and development costs as well as legal and accounting fees, travel, marketing, bad debt and non-chargeable materials and supplies. The Company expects selling, general and administrative expenses will be impacted by costs associated with being a publicly traded company.
Operating Income
Operating income is calculated as revenue less cost of revenue and selling, general and administrative expenses. Operating income margin is calculated as operating income as a percentage of revenue.
Components of Operating Income Change
The Company uses Organic, Acquisition and FX to explain the change in operating income from period to period. Operating income change is calculated as the percentage change in operating income in one period relative to the prior period’s operating income and is a key financial measure that the Company uses to manage its business. The Company defines these components of operating income as follows:
“Organic” reflects total operating income change in a given period excluding Acquisition and FX in that same period, expressed in dollars or as a percentage of operating income in the prior period.
“Acquisition” is calculated as operating income change in a given period related to acquisitions or disposals of businesses using prior period exchange rates, expressed in dollars or as a percentage of operating income in the prior period. Operating income change from an acquisition or disposal is measured as Acquisition for the initial twelve month period following the acquisition or disposal date. Subsequently, operating income impact from the acquired or disposed business is measured as Organic. Acquisition also includes the change in due diligence related costs for merger and acquisition and disposal activities.
“FX” reflects the impact that foreign currency exchange rates have on operating income in a given period expressed in dollars or as a percentage of operating income in the prior period. The Company uses constant currency to calculate the FX impact on operating income in a given period by translating current period operating income at prior period exchange rates, expressed as a percentage of operating income in the prior period.
Interest Expense
Interest expense consists primarily of interest expense on the Company’s debt obligations.
Other (Expense) Income, net
Other (expense) income, net consists primarily of non-operating gains and losses, income and expenses related to the revaluation performed on designated balance sheet accounts, gains and losses on foreign currency transactions, investment income, equity in earnings of non-consolidated affiliates and non-operating pension and postretirement benefit expenses.
Income Before Income Taxes
Income before income taxes is calculated as revenue less cost of revenue, selling, general and administrative expenses, interest expense and other (expense) income, net.
Income Tax Expense
Income tax expense consists of current and deferred federal and state taxes for the Company’s U.S. and foreign jurisdictions.
Net Income
Net income is calculated as revenue less cost of revenue, selling, general and administrative expenses, interest expense, other (expense) income, net and income tax expense. Net income margin is calculated as net income as a percentage of revenue.

Results of Operations
The following table sets forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,				Change
(in millions)	2024	% Revenue	2023	% Revenue
Revenue	$670	N/A	$629	N/A	$41
Cost of revenue	351	52.4%	335	53.3%	16
Selling, general and administrative expenses	228	34.0%	219	34.8%	9
Operating income	91	13.6%	75	11.9%	16
Interest expense	(15)	(2.2)%	(8)	(1.3)%	(7)
Other (expense) income, net	(3)	(0.4)%	5	0.8%	(8)
Income before income taxes	73	10.9%	72	11.4%	1
Income tax expense	13	1.9%	14	2.2%	(1)
Net income	$60	9.0%	$58	9.2%	2
Revenue

	Three Months Ended March 31,
(in millions)	2024	2023	Change	% Change
Industrial	$295	$270	$25	9.3%
Consumer	286	275	11	4.0%
Software and Advisory	89	84	5	6.0%
Total	$670	$629	$41	6.5%

Revenue increased by $41 million, or 6.5%, for the three months ended March 31, 2024, as compared to the same period in 2023. Revenue increased on an organic basis by $47 million, or 7.5%, due to organic growth across all segments in the first quarter of 2024, led by the Industrial segment in both Certification Testing and Ongoing Certification Services revenue. FX decreased revenue by $7 million, or 1.1%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.

	Three Months Ended March 31, 2024
(in millions)	Organic	Acquisition	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$27	$1	$(3)	$25	10.0%	9.3%
Consumer	16	(1)	(4)	11	5.8%	4.0%
Software and Advisory	4	1	—	5	4.8%	6.0%
Total	$47	$1	$(7)	$41	7.5%	6.5%

Cost of Revenue
Cost of revenue increased by $16 million, or 4.8%, for the three months ended March 31, 2024, as compared to the same period in 2023, due to increased compensation expenses of $8 million, primarily due to higher healthcare costs and base salary increases. In addition, depreciation and amortization increased $7 million related to the completion of additional laboratory capacity and software placed in service. Cost of revenue improved to 52.4% of revenue for the three months ended March 31, 2024, compared to 53.3% for the same period in 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9 million, or 4.1%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a $7 million increase in professional fees related to ongoing software projects, as well as higher costs related to the IPO, and a $7 million increase in bad debt expenses due to the impact of higher write-offs in 2024 compared to a benefit received in 2023 as a result of favorable historical loss experience. The increases in selling, general, and administrative expenses were partially offset by a decrease in compensation expenses of $6 million, primarily due to the change in estimated fair value of the Company’s outstanding Cash-settled Stock Appreciation Rights (“CSARs”) related to higher discount rates utilized in the discounted cash flow analysis.
During the period ended March 31, 2024, the Company incurred $2 million of expenses related to the IPO. No material expenses were incurred in the period ended March 31, 2023.
Interest Expense
Interest expense increased by $7 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase is primarily due to interest on the Company’s outstanding senior notes which were not outstanding in the same period in 2023. For additional information refer to “—Liquidity and Capital Resources.”
Other (Expense) Income, net
Other (expense) income, net grew to $3 million expense from $5 million income for the three months ended March 31, 2024, as compared to the same period in 2023. The $8 million increase in expense was primarily driven by $6 million of higher unrealized foreign exchange currency losses on intercompany loans and higher realized losses on transaction settlements.
Income Tax Expense
The effective tax rate for the three months ended March 31, 2024 and 2023 was 17.8% and 19.4%, respectively, which differed from the U.S. statutory tax rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions, partially offset by U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
Several countries in which the Company operates have adopted aspects of Pillar Two rules which impose a 15% corporate minimum tax into their local legislation effective January 1, 2024. In accordance with Financial Accounting Standards Board guidance which states that the Pillar Two minimum tax should be reflected as a period cost in the period the law is effective rather than enacted, the Company has reflected the impact of the Pillar Two rules that are effective January 1, 2024 in its financial results for the three months ended March 31, 2024, and the impact is immaterial. The Company is continuing to evaluate aspects of the legislation that will be effective January 1, 2025 and the potential impact on future periods as such changes could result in an increase in its effective tax rate in 2025 and/or other future periods.
Industrial
The Industrial segment provides TIC services to help ensure customers' industrial products meet or exceed international standards for product safety, performance and sustainability. The Industrial segment provides services that address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building owners, end users and regulators.

The following table summarizes the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$295	$270
Revenue change analysis:
Organic	$27	$12
Acquisition	1	1
FX	(3)	(7)
Total revenue change	$25	$6

Segment operating income	$75	$72
Segment operating income change analysis:
Organic	$7	$(1)
Acquisition	(3)	—
FX	(1)	(3)
Total segment operating income change	$3	$(4)

Segment operating income margin	25.4%	26.7%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue
Revenue increased by $25 million, or 9.3%, for the three months ended March 31, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $27 million or 10.0%, primarily due to growth in Certification Testing revenue of $12 million driven by continued demand for electrical product, renewable energy and component certification testing, as well as returns on new capacity provided by recent laboratory investments. Ongoing Certification Services revenue also had strong growth of $12 million across most industries due to early 2024 price increases. Non-Certification Testing and Other Services revenue grew $4 million due in part to increases in materials and building products.
Segment Operating Income
Segment operating income increased by $3 million, or 4.2%, for the three months ended March 31, 2024, as compared to the same period in 2023 primarily due to the $27 million increase in organic revenue noted above partially offset by a $20 million increase in expenses. Expenses increased primarily due to increased compensation expenses of $8 million due to base salary increases, additional headcount and higher healthcare costs, partially offset by lower expenses associated with the change in estimated fair value of the Company’s outstanding CSARs. Additionally, professional fees increased $4 million primarily related to ongoing software projects.
Consumer
The Consumer segment provides a variety of global product market acceptance and risk mitigation services for customers in the consumer products end market, including consumer electronics, medical devices, information technologies, appliances, HVAC, lighting, retail (softlines and hardlines) and emerging consumer applications, including new mobility, smart products and 5G. The primary services offered by this segment include safety certification testing, ongoing certification, global market access, testing for connectivity, performance and quality and critical systems advisory and training.

The following table summarizes the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$286	$275
Revenue change analysis:
Organic	$16	$1
Acquisition	(1)	7
FX	(4)	(9)
Total revenue change	$11	$(1)

Segment operating income	$17	$3
Segment operating income change analysis:
Organic	$13	$(19)
Acquisition	1	(1)
FX	—	(1)
Total segment operating income change	$14	$(21)

Segment operating income margin	5.9%	1.1%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue
Revenue increased by $11 million, or 4.0%, for the three months ended March 31, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $16 million, or 5.8%, primarily due to Non-certification Testing and Other Services revenue growth of $4 million in consumer technology driven by higher electromagnetic compatibility testing for automotive and consumer electronics and improved retail demand of $3 million. Certification Testing revenue in consumer technology improved $3 million due to strength in medical. FX decreased revenue by $4 million, or 1.4%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $14 million for the three months ended March 31, 2024, as compared to the same period in 2023 primarily due to the $16 million increase in organic revenue noted above partially offset by a $3 million increase in expenses. Expenses increased primarily due to a $4 million increase in professional fees primarily related to ongoing software projects, and a $3 million increase in bad debt expense, offset by decreased compensation related expenses of $8 million, due to a decrease in expenses associated with the change in estimated fair value of the Company’s outstanding CSARs and headcount reductions in 2023. The increased revenue growth and controlled expenses resulted in a 4.8% increase in operating income margin.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.

The following table summarizes the change in Software and Advisory’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$89	$84
Revenue change analysis:
Organic	$4	$2
Acquisition	1	—
FX	—	(1)
Total revenue change	$5	$1

Segment operating loss	$(1)	$—
Segment operating loss change analysis:
Organic	$—	$(4)
Acquisition	(1)	—
FX	—	1
Total segment operating loss change	$(1)	$(3)

Segment operating loss margin	(1.1)%	—%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue
Revenue increased by $5 million, or 6.0%, for the three months ended March 31, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $4 million, or 4.8%, primarily due to increased advisory revenue in renewable energy generation.
Segment Operating Loss
Segment operating loss increased by $1 million for the three months ended March 31, 2024, as compared to the same period in 2023 due to offsetting increases in organic revenue and operating expenses. Expenses increased primarily due to increased compensation expenses due to base salary increases and higher healthcare costs, partially offset by a decrease in expenses associated with the change in estimated fair value of the Company’s outstanding CSARs.
Non-GAAP Financial Measures
In addition to financial measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company considers a variety of financial and operating measures in assessing the performance of the Company’s business. The key non-GAAP measures the Company uses are Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income margin, Adjusted Diluted Earnings Per Share and Free Cash Flow, which management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, diluted earnings per share, net cash provided by operating activities or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
The Company uses Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income margin and Adjusted Diluted Earnings Per Share to measure the operational strength and performance of its business and the Company believes these measures provide additional information to investors about certain non-cash items and unusual items that are not expected to continue at the same level in the future. Further, the Company believes these non-GAAP financial measures provide a meaningful measure of business performance and provide a basis for comparing its performance to that of other peer companies using similar measures. The Company uses Free Cash Flow as an additional liquidity measure and believes it provides useful information to investors about the cash generated from its core operations that may be available to repay debt, make other investments and return cash to stockholders.
There are material limitations to using these non-GAAP financial measures. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, other expense (income), income tax expense, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income, as applicable. Adjusted Net Income and Adjusted Diluted Earnings Per Share do not take into account certain significant items, including other expense (income), stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income and diluted earnings per share, as applicable. Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering these non-GAAP financial measures in conjunction with net income, operating income, diluted earnings per share and net cash provided by operating activities as calculated in accordance with GAAP.
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2024	2023
Net income	$60	$58
Net income margin	9.0%	9.2%
Adjusted EBITDA	$131	$111
Adjusted EBITDA margin	19.6%	17.6%
Adjusted Net Income	$61	$54
Adjusted Net Income margin	9.1%	8.6%

Diluted Earnings per Share	$0.28	$0.28
Adjusted Diluted Earnings Per Share	$0.28	$0.26

Net Cash provided by Operating Activities	$141	$161
Free Cash Flow	$84	$98
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income adjusted for depreciation and amortization expense, interest expense, other expense (income), income tax expense, as well as stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of revenue.

The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2024	2023
Net income	$60	$58
Depreciation and amortization expense	41	36
Interest expense	15	8
Other expense (income), net	3	(5)
Income tax expense	13	14
Restructuring	(1)	—
Adjusted EBITDA	$131	$111
Revenue	$670	$629
Net income margin	9.0%	9.2%
Adjusted EBITDA margin	19.6%	17.6%
The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2024	2023
Industrial
Segment operating income	$75	$72
Depreciation and amortization expense	11	8
Adjusted EBITDA	$86	$80
Revenue	$295	$270
Operating income margin	25.4%	26.7%
Adjusted EBITDA margin	29.2%	29.6%
Consumer
Segment operating income	$17	$3
Depreciation and amortization expense	19	18
Restructuring	(1)	—
Adjusted EBITDA	$35	$21
Revenue	$286	$275
Operating income margin	5.9%	1.1%
Adjusted EBITDA margin	12.2%	7.6%
Software and Advisory
Segment operating loss	$(1)	$—
Depreciation and amortization expense	11	10
Adjusted EBITDA	$10	$10
Revenue	$89	$84
Operating loss margin	(1.1)%	—%
Adjusted EBITDA margin	11.2%	11.9%

Adjusted EBITDA	$131	$111

Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for other expense (income), stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, each net of tax. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.
The table below reconciles net income to Adjusted Net Income.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2024	2023
Net income	$60	$58
Other expense (income), net	3	(5)
Restructuring	(1)	—
Tax effect of adjustments(a)	(1)	1
Adjusted Net Income	$61	$54
Revenue	$670	$629
Net income margin	9.0%	9.2%
Adjusted Net Income margin	9.1%	8.6%
__________________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Adjusted Diluted Earnings Per Share
The Company defines Adjusted Diluted Earnings Per Share as diluted earnings per share attributable to stockholder of UL Solutions adjusted for other expense (income), stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable.
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended March 31,
	2024	2023
Diluted earnings per share(a)	$0.28	$0.28
Other expense (income), net	0.02	(0.03)
Restructuring	(0.01)	—
Tax effect of adjustments(b)	(0.01)	0.01
Adjusted Diluted Earnings Per Share(a)	$0.28	$0.26
__________
(a)Diluted earnings per share and Adjusted Diluted Earnings Per Share have been adjusted for the period ended March 31, 2023 to reflect a 2-for-1 forward split of the Company’s Class A common stock effected on November 20, 2023.
(b)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Free Cash Flow
The Company defines Free Cash Flow as cash from operating activities less cash outlays related to capital expenditures. The Company defines capital expenditures to include purchases of property, plant and equipment and capitalized software. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities.

The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$141	$161
Capital expenditures	(57)	(63)
Free Cash Flow	$84	$98
Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and cash borrowed under a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”). The Company believes the combination of cash and cash equivalents on hand, the generation of cash from operating activities, funds available under the Credit Facility and the Company’s ability to access the capital markets provide sufficient liquidity to meet the Company’s cash requirements for working capital, capital expenditures, service of indebtedness and to address other needs for the next twelve months and the foreseeable future thereafter, as well as to finance acquisitions, make contributions to the Company’s pension and postretirement plans and pay dividends to stockholders, as the Company’s board of directors deems appropriate.
The Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those referenced in the section titled “Risk Factors” in Part II Item 1A of this Quarterly Report. In addition, the Company cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, make contributions to the Company’s pension and postretirement plans, pay dividends, or what impact any such transactions could have on the Company’s financial condition, results of operations or cash flows.
As of March 31, 2024, the Company had $344 million in cash and cash equivalents and $659 million of unused availability under the Credit Facility and access to an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$141	$161
Net cash used in investing activities	$(57)	$(75)
Net cash (used in) provided by financing activities	$(49)	$10
Cash Flows from Operating Activities
Net cash provided by operating activities was $141 million for the three months ended March 31, 2024, a decrease of $20 million compared to net cash provided by operating activities of $161 million for the same period in 2023. The decrease was primarily driven by higher receivables and the timing of payments related to Performance Cash incentives, which were paid in the first quarter of 2024 compared to the second quarter of 2023, partially offset by increased contract liabilities due to project invoicing and higher prepayments from customers.

Cash Flows from Investing Activities
Net cash used in investing activities was $57 million for the three months ended March 31, 2024, a decrease of $18 million compared to net cash used in investing activities of $75 million for the same period in 2023. The decrease in cash used in investing activities was primarily driven by a $15 million decrease in net purchases of investments and a $6 million decrease in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $49 million for the three months ended March 31, 2024, a decrease of $59 million compared to net cash provided by financing activities of $10 million for the same period in 2023. The change was primarily driven by $45 million in repayments of long-term debt during the current period and a $10 million decrease in proceeds from long-term debt compared to the same period in 2023.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures decreased $6 million, to $57 million for the three months ended March 31, 2024, compared to $63 million for the same period in 2023.
Long-Term Debt
Senior Notes Offering
In October 2023, the Company issued $300 million in aggregate principal amount of senior notes due 2028. The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC, a wholly owned subsidiary of the Company. Interest on the notes accrues at 6.500% per annum. The Company pays interest on the notes semi-annually in arrears on April 20 and October 20 of each year, beginning on April 20, 2024.
Credit Facility
The Credit Facility provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million, consisting of term loans and revolving loan commitments. As of March 31, 2024 the Company had $585 million outstanding under the Credit Facility. The maturity date of the Credit Facility is January 2027. Interest rates under the Credit Facility are variable based on the Bloomberg Short-term Bank Yield Index (“BSBY”) rate plus a margin and were 6.35% for the Company’s term loans and the weighted average interest rate on the revolving credit facility was 6.36% as of March 31, 2024. The Credit Facility also includes a financial covenant tested quarterly which requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0. As of March 31, 2024, the Company was in compliance with all covenants under the Credit Facility.
In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all its tenors will be effective on November 15, 2024. The Credit Facility includes a provision to replace BSBY with the Secured Overnight Financing Rate (“SOFR”) plus certain specified credit spread adjustments in the event that BSBY ceases to be available as a reference rate. Accordingly, the Company expects that the Credit Facility will transition to SOFR-based pricing on or prior to November 15, 2024.
Dividends
In the first quarter of 2024 and 2023, the Company paid a dividend of $25 million and $20 million to UL Standards & Engagement, respectively.
The Company increased the regular quarterly dividend to $12.5 cents per share beginning in the first quarter of 2024 and will periodically assess the size of the regular quarterly dividend based on the Company’s dividend policy and certain factors described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividends” in the Prospectus. The Company cannot give any assurance that the Company will continue to declare dividends in any particular amounts, or at all, in the future.

Contractual Obligations
The Company has purchase obligations related to agreements to purchase goods and services that are enforceable and legally binding, and that specify all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Purchase obligations exclude liabilities that are included on Company’s Condensed Consolidated Balance Sheet and include commitments for outsourced services, facilities, capital expenditures, cloud service arrangements and various other types of noncancelable contracts.
Refer to the Company’s consolidated financial statements for the year ended December 31, 2023 included in the Prospectus, for information about the Company’s noncancelable purchase obligations.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Policies and Estimates
The Company prepares its condensed consolidated financial statements in accordance with GAAP. While the majority of the Company’s revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make judgments and estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy. The Company’s estimates are based on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions. To the extent that there are differences between estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows may be affected.
There have been no material changes to the Company’s critical accounting policies and estimates as described in the Prospectus.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the Company’s expected growth and future capital expenditures are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “likely,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations of these terms and similar expressions, or the negative of these terms or similar expressions (although not all forward-looking statement may contain such words). The Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•any failure on the Company’s part to protect and maintain its brand and reputation, or the impact on its brand or reputation of third-party events or actions outside of its control;
•risks associated with the Company’s information technology and software, including those relating to any future data breach or other cybersecurity incident;
•the potential disruption of the TIC or S&A industries by technological advances in artificial intelligence;
•the Company’s ability to innovate, adapt to changing customer needs and successfully introduce new products and services in response to changes in the Company’s industries and technological advances;
•the Company’s ability to compete in its industries and the effects of increased competition from its competitors;

•risks associated with conducting business outside the United States, including those relating to fluctuations in foreign currency exchange rates; enhanced trade, import or export restrictions; and global, regional or political instability;
•risks associated with the Company’s operations in China, which subject the Company and UL-CCIC Company Limited, the Company’s joint venture with the China Certification & Inspection (Group) Co., Ltd. (“CCIC”), to China’s complex and rapidly evolving laws, which may be interpreted, applied or enforced inconsistently or in ways inconsistent with its current operations, as well as risks associated with the fact that the Chinese government has the power to exercise significant oversight and discretion over, and intervene in and influence, its business operations in China.
•the relationship between the United States and China and between the Company and CCIC, as well as changes in U.S. and Chinese regulations affecting the Company’s business operations in China;
•any failure on the Company’s part to attract, hire or retain its key employees, including its senior leadership and its skilled and trained engineering, technical and professional personnel;
•the level of the Company’s customers’ satisfaction and any failure on its part to properly and timely perform its services, meet its contractual obligations or fulfil its customers’ needs;
•changes to the relevant regulatory frameworks or private sector requirements, including any requirement that the Company accept third-party test results or certifications of components, end products, processes or systems or any changes that result in a reduction in required inspections, tests or certifications or harmonized international or cross-industry benchmarks and standards;
•the Company’s ability to adequately maintain, protect and enhance its intellectual property, including its registered UL-in-a-circle certification mark and other certification marks;
•the Company’s ability to implement its growth strategies and initiatives successfully;
•the Company’s reliance on third parties, including subcontractors and outside laboratories;
•the Company’s ability to obtain and maintain the requisite licenses, approvals, accreditations and delegations of authority necessary to conduct its business;
•the outcomes of current and future legal proceedings;
•the Company’s level of indebtedness and future cash needs;
•failure to generate sufficient cash to service the Company’s indebtedness;
•a change in the assumptions the Company uses to value its goodwill or intangible assets, or the impairment of its goodwill or intangible assets;
•constraints imposed on the Company’s ability to operate its business or make necessary capital investments due to the Company’s outstanding indebtedness;
•the increased expenses and responsibilities associated with being a public company;
•the significant influence that UL Standards & Engagement has over the Company, including pursuant to its rights under the Company’s amended and restated certificate of incorporation and the Stockholder Agreement with UL Standards & Engagement;
•natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses, such as new variants of the COVID-19 pandemic;
•the other factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” in Part II Item 1A of this Quarterly Report.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled “Risk Factors” in Part II Item 1A of this Quarterly Report and the Company’s subsequent filings with the Securities and Exchange Commission (the “SEC”). If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Many of the important factors that will determine these results are beyond the Company’s ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company, or others acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements above.
In addition, statements that “the Company believes” and similar statements reflect the Company’s beliefs and opinions on the relevant subject. These statements are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report and the documents that the Company references in this Quarterly Report with the understanding that the Company’s actual future results, levels of activity, performance and achievements may be materially different from what the Company expects.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of exposure to potential changes in interest rates or inflation and the resulting impact on investment income and interest expense. The Company does not hold financial instruments for trading purposes.
Interest Rate Risk
The Company’s operating results are subject to risk from interest rate fluctuations on its Credit Facility, which carries variable interest rates. Because the Company’s borrowings bear interest at a variable rate, the Company is exposed to market risks relating to changes in interest rates. The Company is also exposed to interest rate risk associated with its balances of cash and cash equivalents and short-term investments. The Company does not currently use derivative financial instruments in its investment portfolio.
During the first quarter of 2024, the variable interest rates applicable to both benchmark rate loans and base rate loans under the Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the BSBY Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The increased interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the Credit Facility or its other obligations. Furthermore, while the increased interest rate does impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, increased interest rates have not had a material impact on the Company’s financial condition.
The interest rates for the Company’s term loan and revolving credit facility as of March 31, 2024, were 6.35% and 6.36%, respectively, which are floating rates based on the BSBY Index rate plus an applicable margin. A hypothetical 100 basis point change in interest rates affecting the Credit Facility would result in a change to the annual interest expense of approximately $6 million, based on outstanding borrowings at March 31, 2024. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents or short-term investments would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the euro, Japanese yen, Chinese renminbi, British pound sterling, Singapore dollar, New Taiwan dollar and the Korean won. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the three months ended March 31, 2024, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
The Company’s results of operations are exposed to foreign currency exchange risk related to intercompany loan and operating balances between subsidiaries that are denominated in the respective local foreign currency. A transaction made in a currency that differs from the local entity’s functional currency is first remeasured at the entity’s functional currency. Subsequent foreign currency exchange rate changes result in foreign currency gains (losses) that are recognized in net income. If the transaction is already denominated in the entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by GAAP for such intercompany loan and operating balances will give rise to foreign exchange gains (losses), which could materially impact the Company’s results of operations.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
During the three months ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations. Discussion of these and other legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies,” of this Quarterly Report and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. Risk Factors
UL Solutions’ business is subject to various risks and uncertainties. The following summary highlights some of the risks the Company is exposed to in the normal course of its business activities. If any of these risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected. This summary is not complete and the risks summarized below are not the only risks the Company faces. You should review and consider carefully the risks and uncertainties described in more detail following this summary in this Item 1A of Part II, which includes a more complete discussion of the risks summarized below, as well as a discussion of other risks related to the Company’s business and an investment in its Class A common stock.
•Because the Company’s success depends substantially on the value of its brand and reputation, any adverse publicity, damage to its brand or loss of reputation could impact the demand for its services, erode its market share or otherwise have a material adverse effect on its business.
•The Company or the third parties that it interacts with face cybersecurity risks and may fail to adequately secure or maintain the confidentiality, integrity or availability of data held as a result of a compromise of systems or data, which could result in a material adverse effect on the Company’s business and operations, and it may incur increasing costs in an effort to mitigate this risk.
•The Company experienced a ransomware attack which resulted in unauthorized access to and disruption of its systems, and may further result in damage to its brand and reputation, lost sales, legal claims, contractual obligations and increased insurance costs.
•Technological advances in artificial intelligence (“AI”) may in the future disrupt the TIC or S&A industries, which could significantly reduce the demand for the Company’s services.
•The Company’s business is highly competitive. If the Company fails to compete successfully, to innovate in response to changing customer needs, new technologies or other market requirements, to develop new proprietary solutions, to increase the functionality of its current solutions or to develop its reputation as a technology leader, its business, financial condition and results of operations could be adversely affected.
•The Company maintains significant international operations and is subject to a variety of risks associated with doing business outside the United States, including difficulties associated with maintaining compliance with numerous laws and regulations, general economic, social and political conditions in countries where it operates and the need to expand into, and compete in, new jurisdictions resulting from shifts in supply chains.
•The Company may be adversely affected by global and regional economic and political instability.
•The Company conducts significant business in China, including through its joint venture with CCIC, and is therefore subject to China’s laws and regulations, which can be complex and evolve rapidly. The Chinese government has the power to exercise significant oversight and discretion over the conduct of the Company’s business in China, and the laws and regulations to which it is subject may change rapidly and with little notice. These laws and regulations may be interpreted, applied or enforced inconsistently by different agencies or authorities and may be inconsistent with or restrictive of the Company’s current operations. Any new or changed regulations and policies could result in a material change in the Company’s operations and could have a material adverse effect on its business. The Chinese government may also intervene in or influence the Company’s business in China at any time, without notice, including placing restrictions on its operations in China.
•Changes in the economic policies of the government of China could have a significant impact on the business the Company may be able to conduct in China and the profitability of its business.

•The Company’s success depends upon its ability to recruit, train and retain key employees, including its senior leadership and its trained and skilled engineering, technical and professional personnel.
•The Company works with dangerous materials and in dangerous environments that could injure its employees, contractors or customers, damage its or its customers’ facilities, disrupt its or its customers’ operations and could otherwise result in significant costs, liabilities and obligations.
•The Company is subject to risks related to sustainability and corporate social responsibility.
•A conflict of interest or perceived conflict of interest between the Company’s testing, inspection or certification services, on the one hand, and its advisory and other services, on the other hand, could adversely impact its accreditation or its reputation or expose it to legal liability.
•Changes to relevant regulatory frameworks resulting in a reduction in required inspections, tests or certifications, any requirement that the Company accept third-party test results or certifications in lieu of collecting its own data and conducting its own tests, and the harmonization of international or cross-industry benchmarks and standards, in each case, could lead to the reduction in demand for, or commoditization of, the Company’s services, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
•The Company’s business depends substantially on the level of its customer satisfaction and specifically on customers maintaining their agreements with the Company and purchasing additional services from the Company, a significant decline in any of which could harm the Company’s business, financial condition and results of operations.
•Part of the Company’s growth strategy is to pursue strategic transactions, including acquisitions, and the Company may not be able to find suitable acquisition targets or achieve its desired acquisition objectives.
•Allegations of the Company’s failure to properly perform its services may expose it to potential product and other liability claims, recalls, penalties and reputational harm or could otherwise cause a material adverse effect on the Company’s business.
•Any failure to obtain, maintain, adequately protect or enforce the Company’s intellectual property and proprietary rights could impair the Company’s ability to protect its proprietary technology, the UL Mark and its brand.
•Any unethical conduct by the Company’s employees, agents, contractors, partners, Underwriters Laboratories Inc. (“UL Research Institutes”) or ULSE Inc. (“UL Standards & Engagement”) could result in financial penalties or affect the Company’s brand, reputation or image, any of which could have a material adverse impact on its business, financial condition and results of operations.
•Changes in, a significant delay in obtaining, failure to obtain or the withdrawal or revocation of the Company’s licenses, approvals, accreditations or other authorizations or delegations of authority would likely have a material adverse effect on the Company’s business, financial condition and results of operations.
•The Company is currently defending certain litigation, and it is likely to be subject to additional litigation in the future, any of which could be costly to defend and may harm the Company’s reputation.
•The substantial ownership of the Company’s common stock by UL Standards & Engagement, together with the dual class structure of the Company’s common stock and UL Standards & Engagement’s governance and consent rights under the Company’s Amended and Restated Certificate of Incorporation and that certain Stockholder Agreement, dated as of April 2, 2024, by and between the Company and UL Standards & Engagement, concentrates voting control with UL Standards & Engagement for the foreseeable future, which will limit the ability of the Company’s other stockholders to influence corporate matters, including the election or removal of directors and the approval or rejection of any change of control transaction.
•The Company may not be able to generate sufficient cash to service all of its indebtedness, and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

•As a result of becoming a public company, the Company has incurred, and will continue to incur, significant costs related to being a public company, and management will be required to devote substantial time to compliance with the Company’s public company responsibilities and corporate governance practices.
Risks Related to Our Industry and Business
Because our success depends substantially on the value of our brand and our reputation as a market leader in the TIC services industry, adverse publicity, damage to our brand or a loss of reputation could impact the demand for our services or erode our market share or otherwise have a material adverse effect on our business.
Our reputation and the value of our brand are critical to our business. Adverse publicity concerning the quality or effectiveness of our services, safety or non-compliance issues with products we have tested or certified, whether or not directly relating to or involving the services we performed, and other matters, including adverse publicity about, or events relating to, UL Research Institutes, UL Standards & Engagement or their research or standard-setting activities (which we cannot control), could result in the loss of our existing customer relationships, our inability to attract new customers, legal claims, government or regulatory investigations, increased insurance costs or diminished trust from AHJs, all of which could adversely affect our business and operations. The value of our brand and our reputation could be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation.
Any such incidents, and any resulting adverse publicity, may arise from events that are beyond our control, such as international trade disputes, regulatory changes, market fluctuations, supply chain constraints, actions taken by our customers, employees or other third parties and poor quality control in our customers’ manufacturing processes. For example, part of our businesses involve testing and inspecting products, facilities, processes, components and systems against various legal, regulatory, customer and industry standards and requirements, but we do not serve as an AHJ or other enforcement body in connection with such testing and inspection services. Misunderstandings regarding our role in our customers’ compliance processes or the failure by our customers or other third parties to appropriately and effectively use and act on the findings of our assessments could lead to reputational harm. In addition, from time to time, our customers and others make claims and take legal action against us, UL Research Institutes or UL Standards & Engagement. Whether or not any such claims have merit, they may adversely affect our reputation, our customers’ trust in our brand and the demand for our services. Demand for our services could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in reputational damage or lower sales, either of which could materially and adversely affect our business and results of operations.
The TIC industry is highly competitive and fragmented, and our ability to effectively compete depends heavily on our brand and reputation. Any real or perceived issues delivering our services to our customers or our failure to provide high-quality services to our customers could adversely affect our brand and reputation, and customers may no longer choose us over our competitors. This, in turn, could cause us to lose market share and our market leadership position, which could have a material adverse effect on our financial condition and results of operations.
Technological advances in AI may in the future disrupt the TIC industry, which could significantly reduce the demand for our services.
The success of our TIC business depends on sustained demand for our services, which are carried out by our employees who leverage a broad range of technological advances to perform their work. For example, the majority of our TIC services are performed by skilled technicians, engineers, scientists and regulatory experts at our various facilities or on-site at our customers’ facilities. As AI technology continues to evolve, tasks currently performed by people, including those performed by our employees, may be augmented or replaced by automation, robotics, AI/machine learning and other technological advances. These technological advances also have the potential to enable the development of alternative competitive services or enable our customers to reduce or bypass the use of our services. If any of our customers, competitors or new market entrants develop algorithms or other AI tools capable of replicating or better competing against our services, our services and solutions could, over time, become obsolete or unnecessary, or the demand for our services could be significantly reduced, particularly if any such AI alternative proved to be more accurate, more efficient and/or more cost-effective than our employees. Any widespread automation of our TIC services could have a material adverse effect on our business, financial condition and results of operations. Further, the use of AI by our customers could lead to product designs which incorporate safety standards and requirements so completely that AI-designed products become the more trusted norm versus human-driven design, testing and inspection.

Technological advances in AI may in the future disrupt the S&A industry, which could significantly reduce the demand for our services or otherwise adversely impact our business or reputation if we are unable to successfully keep pace and navigate this evolving environment.
We use machine learning and AI technologies in our business, and we are making investments in expanding AI capabilities in our products, services and tools, including developing new product features using AI technologies. However, AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The proliferation of new and emerging AI technologies, such as generative AI, in the S&A industry may require additional investment in the development of proprietary datasets and machine learning models, new approaches and processes to provide attribution or remuneration to creators of training data and appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand AI technologies in our S&A product offerings. Ultimately, our failure to incorporate AI technologies in our product offerings in a timely, effective and compliant manner may place us at a competitive disadvantage, reducing demand for our offerings and adversely affecting our business results.
The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, confidentiality or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. For example, AI technologies incorporated into our product offerings may use algorithms, datasets or training methodologies that may be flawed or contain deficiencies that may be difficult to detect which, in turn, may create customer content that is factually inaccurate, biased or otherwise flawed. If our customers or others rely on or use such content to their detriment, it may lead to adverse outcomes, which may expose us to reputational harm, competitive harm or legal liability. Additionally, the use of certain AI technologies, including generative AI, may place our and our customers’ confidential information at risk if adequate security measures are not employed. Further, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
The legislative, judicial and regulatory landscapes relating to AI are evolving and may impact our ability to use AI, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business. The actual or perceived failure to comply with regulatory requirements and laws relating to AI could result in significant liability or reputational harm.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, in the United States, an Executive Order was issued on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance fostering innovation with addressing risks associated with artificial intelligence by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to artificial intelligence. The order also calls for future regulations from various agencies, such as the U.S. Federal Trade Commission (to ensure fair competition and reduce consumer harm) and, in alignment with the order, other agencies have published guidance, such as the Cybersecurity and Infrastructure Security Agency. Further, European legislators have politically agreed to a stringent AI regulation, the EU AI Act, with fines in excess of those under the European Union’s General Data Protection Regulation (the “GDPR”), and we expect other jurisdictions will adopt similar laws. The EU AI Act has significant implications for all stakeholders involved in the development, use and provision of AI systems and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy. To ensure compliance with the AI Act, standards are needed to provide guidance and best practices for AI systems, and we are seeking to participate in this process through the European Commission’s Standardization Request. Our failure to effectively participate in this process could adversely impact our ability to utilize AI systems and our ability to serve as a certification body.
Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to individuals (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our AI features or our use of AI. These obligations may lead to regulatory fines or penalties or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. We are implementing various initiatives that are designed to address potential AI risks; however, these initiatives may prove insufficient to mitigate potential risks.

A failure to effectively leverage emerging AI technology in our internal operations and management of our business may adversely impact the efficiency of our operations and our ability to keep pace with our competitors and may expose us to regulatory and other risks.
As machine learning and AI technology continues to evolve, more companies are leveraging these technologies to improve efficiencies and maximize opportunities with respect to the management of their respective businesses. We are currently evaluating the ability to leverage such technologies for our own internal operations, including, among other things, fuzzy searches, data extraction and content summarization. However, if we fail to effectively utilize and implement such technologies, or our utilization of such technologies is restricted as the regulatory environment around AI technologies evolves, our business may become less efficient or exposed to greater regulatory risk and may be at a competitive disadvantage. Further, the introduction of AI technologies into our operations may result in new or enhanced governmental or regulatory scrutiny, confidentiality (including placing our employees’ and our customers’ confidential information at risk) or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results.
The success of our business depends, in part, on our ability to develop new proprietary technical solutions, increase the functionality of our current solutions and develop our reputation as a technology leader.
Our success depends on our ability to continue to innovate, develop and introduce new software and techniques to support our services in order to continue to meet the requirements of our customers better than our competitors. If we fail to do so, or if a competitor develops equivalent or superior technology, demand for certain of our existing services could decline, we may not be able to take advantage of new market opportunities that may arise and we may be required to make significant unplanned occasional expenditures to develop technological solutions that will allow us to compete more effectively. Furthermore, if our competitors have greater resources and access to funding, they may be able to finance the development of new technologies before we are able to do so, which may allow them to enter new markets before us or provide lower-priced or better-quality services. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.
Our business is highly competitive. If we fail to compete successfully, or if we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be adversely affected.
We face competition from other providers of TIC and S&A services, as well as from new competitors such as start-ups and private equity-backed companies. We generally compete with them on the basis of quality, service, reputation, cost, capacity and turn-around time of our services and our reputation with third parties, such as retailers and regulators. If our services, supply, support, distribution, cost structure or reputation do not enable us to continue competing successfully with our current competitors, or to compete in the future with any new market entrants, our business, financial condition and results of operations could be materially adversely affected.
Our future success and competitive advantage also depend on our ability to keep pace with rapid technological changes that could make our services less competitive or obsolete and on our ability to increase customer adoption of our services, including our SaaS offerings. Our customers are continuously innovating their products and technology and generally expect us to keep pace with their innovations. We risk losing market share if we fail to adapt quickly enough to market needs in areas like AI, embedded software, functional safety and other new technologies as they evolve. Our competitors or others might develop technologies or services that are more effective or commercially attractive than our current or future offerings, or that render our technologies or services obsolete. Our competitors may also monetize their data solutions more quickly or effectively than us. If we fail to successfully monetize our data or data-based offerings, invest in the right technologies or innovate as technology and our customers’ needs evolve, or if our competitors introduce superior technologies or services and we cannot make enhancements to our own, our competitive position and, in turn, our business, financial condition and results of operations could be materially and adversely affected. Many of the markets in which we compete, including cybersecurity and connected devices, are also subject to evolving industry and information technology (“IT”) operational standards and regulations, resulting in increasing compliance requirements for us and our customers. To the extent we expand further into highly regulated industries, our services may need to address additional requirements specific to those industries.
In addition, our ability to compete may be affected by increased digital disruption of the TIC industry by evolving technology and new solutions. The TIC industry is subject to increasingly rapid technological changes, including an increased focus on data provisioning and analysis. For example, increased digitization of regulatory or product information, simulation and predictive testing of products, remote inspection or reliance on AI could replace traditional TIC services. Our failure to innovate and adapt to address these changes, either on a timely basis or at all, could result in our loss of market share or significantly reduce demand for our services.
Finally, remaining competitive in our industry requires us to maintain a favorable geographic dispersion. If our geographic placement and dispersion are, or become, suboptimal, we could lose or miss out on market share. Additionally, we compete with a number of local and regional TIC service providers who may be better suited than us to compete in local and regional markets due to their brand recognition, expertise in local and regional regulations and better access to local and regional markets and customers. If we cannot adapt or meet the needs of our customers in the various regions in which we and our customers are located, we may not be able to continue to compete successfully on a global scale.
We are subject to a variety of risks associated with doing business outside the United States.
We maintain significant international operations, including operations in Greater China (mainland China, Hong Kong and Taiwan), Japan, Germany, the Republic of Korea, Italy and Canada, as well as other countries. We continue to increase our global footprint. For example, since 2022, we have opened additional laboratories in Mexico, the Republic of Korea, Vietnam and Taiwan. In 2023, approximately 58.3% of our revenue was generated from customers outside the United States. As a result, we are subject to a number of risks and complications associated with international sales, services and other operations, as well as risks associated with U.S. foreign policy. These include:
•difficulties associated with compliance with numerous, potentially conflicting and frequently complex and changing laws and regulations in multiple jurisdictions, such as with respect to business licensing and environmental matters, intellectual property, privacy and data protection, corrupt practices, embargoes, trade sanctions, competition, employment and licensing;
•general economic, social and political conditions in countries where we operate, including international and U.S. trade policies, currency exchange rate fluctuations and political instability;
•tax and other laws that reduce our profitability or restrict our ability to use tax credits, offset gains or repatriate funds, as well as changes in local and international tax laws, including transfer pricing regulations and changes in tax treaties, which may restrict our ability to use tax credits, offset gains, repatriate funds or result in adverse tax consequences;
•any adverse changes in the regulatory environments applicable to us, which could negatively impact our business;
•foreign exchange and currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits;
•inflation, deflation and stagflation in any country in which we have operations;
•foreign customers with longer payment cycles than customers in the United States; and
•imposition of or increases in customs duties and other tariffs.
Further, we operate in a number of countries throughout the world, including in countries that lack developed legal systems or do not have as strong a commitment to anti-corruption and ethical behavior as is required by U.S. laws or by our corporate policies. In addition, based on the nature of our services and our structure, we deal with both governments and government-owned business enterprises, such as our 70% joint venture interest in UL-CCIC Company Limited (“UL-CCIC”). Therefore, we are subject to the risk that we, our officers, directors, employees, business partners, joint venture partners or any third party that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in the jurisdictions in which we conduct business, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act 2010 (the “Bribery Act”) and the Canadian Corruption of Foreign Public Officials Act (the “CFPOA”), which prohibit corruptly providing, offering, promising or authorizing, directly or indirectly, anything of value to foreign officials, political parties or candidates for political office for the purposes of obtaining or retaining business or securing any improper business advantage. The provisions of the Bribery Act also prohibit non-governmental commercial bribery, soliciting or accepting bribes and “facilitation payments,” or small payments to low-level government officials to expedite routine approvals. The Bribery Act also has an offense applicable to corporate entities and partnerships that carry on part of their business in the United Kingdom that fail to prevent bribery, which can take place anywhere in the world, by persons who perform services for or on behalf of them, subject to a defense of having adequate procedures in place to prevent the bribery from occurring.

The offense could render parties criminally liable for the acts of their agents, joint venture partners or commercial partners, even if done without their knowledge.
Any violation of the FCPA, the CFPOA, the Bribery Act or any similar anti-corruption law or regulation could result in substantial fines, sanctions, disgorgement of profits or civil or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of our services in certain countries, injunctions or other remedial measures, which could harm our business, financial condition and results of operations. If these anti-corruption laws or our internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Compliance with multiple, and potentially conflicting, international laws and regulations, including anti-corruption laws, may be difficult, burdensome or expensive. U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We maintain internal controls, policies and procedures to promote compliance by our directors, officers, employees or business partners and third parties acting on our behalf with the FCPA, the Bribery Act, the CFPOA and other applicable anti-corruption laws. However, we can make no assurance that our controls, policies and procedures, even if enhanced, have been or will be followed at all times or will effectively detect and prevent all violations of the applicable laws. Further, in connection with past and future acquisitions by us, there is a risk of successor liability relating to such laws in connection with prior actions or alleged actions of an acquired company. Such matters or allegations related to such matters could adversely affect our reputation and the burden and cost associated with defending or resolving such matters could adversely affect our business, prospects, financial condition and results of operations.
Although we currently operate in a number of countries throughout the world, a shift in the location of our customers’ product development and manufacturing could result in us needing to expand into, and compete in, new jurisdictions and, as a result, to navigate new regulatory and competitive environments.
We may be adversely affected by global and regional economic and political instability.
We may be adversely affected by global and regional economic and political conditions. The uncertainty or deterioration of the global economic and political environment could adversely affect us. Customers may modify, delay or cancel plans to purchase our services. Any inability of current or potential customers to purchase or pay for our services due to, among other things, declining economic conditions as a result of inflation, rising interest rates, changes in spending patterns and the effects of governmental initiatives to manage economic conditions may have a negative impact on our business, prospects, financial condition and results of operations. Additionally, a potential U.S. federal government shutdown, breach of the federal debt ceiling, the upcoming 2024 U.S. presidential and congressional elections and attendant uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies may increase uncertainty and volatility in the global economy and financial markets. Overall demand for our services could be reduced as a result of a global financial crisis, economic recession or political unrest.
For example, the conflicts between Russia and Ukraine and in Israel, Gaza and surrounding areas have created increasingly volatile geopolitical and economic conditions around the world; however, we do not currently expect that either conflict will have a material, direct impact on our business. In March of 2022, we made the decision to stop all work in Russia and Belarus and not take on or pursue any new customer orders related to those countries for the foreseeable future. However, geopolitical instability and adversity arising from such conflicts (including additional conflicts that could arise elsewhere in the world), the imposition of sanctions, taxes or tariffs against Russia and Russia’s response (including retaliatory acts, such as cyber-attacks and sanctions against other countries) and impacts to energy markets and supplies could adversely affect the global economy or specific international, regional and domestic markets we operate in, increase inflationary pressures, or disrupt our customers’ supply chains, which could in turn have a material adverse effect on our business and financial condition.
Additionally, our operating cash flows, combined with access to the credit markets, provide us with significant discretionary funding capacity. However, deterioration in the global credit markets may limit our ability to access credit markets, which could adversely affect our liquidity or increase our cost of borrowing. Increases in our cost of borrowing could adversely affect our liquidity and results of operations.
Enhanced trade tariffs, import restrictions, export restrictions, regulations of mainland China or other trade barriers could materially adversely affect our business.

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly mainland China, with respect to trade policies, treaties, government regulations and tariffs. Tariffs, trade restrictions or trade barriers that have been, and may in the future be, placed on products we test, inspect and certify by foreign governments, especially mainland China, have raised, and could further raise, amounts paid for some or all of our services, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Further tariffs may be imposed that could cover imports of components and materials used in our customers’ products, or our business may be adversely impacted by retaliatory trade measures taken by mainland China or other countries, including restricted access to components or materials used in our customers’ products or increased amounts that must be paid for their products, which could significantly reduce demand for our services, in turn materially harming our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations. For a discussion of additional risks related to our business in China, see “—Risks Related to Conducting Business in China.”
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Our business is subject to U.S. export controls, including the U.S. Export Administration Regulations. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control that prohibit the sale or supply of most products and services to embargoed jurisdictions or sanctioned parties. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers. If we fail to obtain appropriate import, export or re-export licenses or permits, we may be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
Also, various countries, in addition to the United States, regulate the import and export of certain technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our SaaS and other technology solutions in those countries. Future changes in export and import regulations may create delays in the introduction of our technology solutions in international markets. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our technology solutions or limitation on our ability to export or sell our technology solutions could adversely affect our business, financial condition and results of operations.
The success of our operations in international markets is highly dependent on the expertise of local management and operating staff, as well as the political, social, legal and economic operating conditions of each country in which we operate.
The success of our business depends on the actions of our employees. In our international locations, we are highly dependent on our local management and operating staff to serve our customers and operate our facilities in these markets in accordance with local law and best practices. If the local management or operating staff were to leave our employment, we would have to expend significant time and resources building up our management or operational expertise in these local markets. Such a transition could adversely affect our reputation in these markets and could materially and adversely affect our business and operating results.
Additionally, the health and safety of our employees or those working on our behalf, and the security of our physical infrastructure, may be affected due to acts of violence or vandalism by anti-social elements. Although we take protective measures to ensure the safety of our employees at our global locations of work and transit, incidents of organized political demonstrations, civil unrest or random acts of rage can affect the safety of our assets and employees, impacting our business and operating results.
We are also subject to other inherent risks attributed to operating in a global economy. As of March 31, 2024, we leased or owned 91 sites with laboratories spread across 28 countries. If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors—such as deterioration in U.S.-China relations, instability in the North Korean peninsula or South China Sea, the conflict between Russia and Ukraine or the conflict in Israel, Gaza and surrounding areas—our business and operating results may be materially and adversely affected. Uncertainty as a result of such changes may last for years and could also impact our customers’ businesses and operations. Our international operations may subject us to additional risks that differ in each country in which we operate and such risks may negatively affect our results.
Our senior leadership team is critical to our continued success, and the loss of such personnel could have a material adverse effect on our business, financial condition and results of operations.
Our current and future success depend substantially on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. We have attempted to mitigate this risk by providing market compensation and benefits, as well as appropriate retention incentives, including long-term incentive compensation with multi-year vesting provisions intended to incentivize and retain these key personnel. If we lose key members of our senior management operating team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.
Additionally, successfully executing organizational change, including management transitions and succession plans for our senior leadership, is critical to our business success. Although we have implemented disciplined, ongoing succession planning for our senior leadership and other key executives, this process does not guarantee that the services of qualified senior executives will continue to be available to us in the future.
Our success depends upon our ability to recruit, train and retain key employees—in particular, our technical personnel—including through the implementation of diversity, equity and inclusion (“DEI”) initiatives.
Our current and future success depend substantially on our employees, including highly trained and skilled engineering, technical and professional personnel. We depend on the technical and regulatory know-how of our skilled and technical personnel, and competition for their talent is intense among our competitors. Particularly in highly specialized and technical areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which could affect our growth. Although we intend to continue to devote significant resources to recruiting, training and retaining qualified employees—in particular, our technical talent—we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to efficiently perform our contractual obligations, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial condition and results of operations.
In particular, the success of our TIC business relies on an adequate supply of skilled engineers. Trained and experienced technical personnel are in high demand and may be in short supply in some areas. We cannot guarantee that we will be able to recruit, attract and retain the skilled workforce of engineers necessary to continue offering our existing and future services widely or efficiently, or that labor expenses or employee turnover will not increase as a result of a shortage in the supply of skilled engineers, any of which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, changes in immigration laws and policies, including during the COVID-19 pandemic, have, in certain circumstances, made it more difficult—and may continue to make it more difficult—for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs.
We are also working to advance culture change through the implementation of DEI initiatives throughout our organization. For example, in 2019, we launched our DEI strategy to help embed these priorities into the culture of our Company. If we do not (or are perceived not to) successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted.
Our profitability could suffer if we are not able to timely and effectively utilize our employees or manage our cost structure.
The cost of providing our services, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors, including:

•our ability to hire, assimilate and deploy new employees;
•our ability to forecast demand for our services and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience;
•our employees’ inability to obtain or retain required certifications;
•our ability to manage attrition; and
•our need to devote time and resources to training, business development and other non-chargeable activities.
Our greatest assets are our employees, and it is important that we spend adequate resources on their continued technical and regulatory training. If our employees are under-utilized, our profit margin and profitability could suffer. If our employees are over-utilized, it could have a material adverse effect on employee morale and attrition, which would, in turn, have a material adverse effect on our business, financial condition and results of operations.
Our profitability is also affected by the extent to which we are able to effectively manage our overall cost structure for operating expenses, such as wages and benefits, real estate expenses, overhead and capital, including our test equipment and its maintenance, and other investment-related expenditures. If we are unable to effectively manage our costs and expenses and achieve efficiencies, our competitiveness and profitability may be adversely affected.
We work with dangerous materials and in dangerous environments that could injure our employees, contractors or visiting customers, damage our or our customers’ facilities and disrupt our or our customers’ operations.
Some of our operations involve destructive testing and the handling of hazardous materials that may pose the risk of fire, explosion, human exposure to hazardous substances or the release of hazardous substances into the environment. For example, as part of our process for certifying a number of products, we use flammable materials and conduct fire testing, such as by setting houses on fire in our large scale fire laboratories. We also recently opened battery testing laboratories where we test lithium ion batteries that contain potentially explosive materials, and we are in the process of constructing a new battery testing laboratory in Auburn Hills, Michigan where we plan to test lithium ion batteries. Such events could result from the actions of our employees, operational failures, natural disasters or terrorist attacks, and might cause injury or loss of life to our employees and others, environmental contamination and property damage. Additionally, as discussed elsewhere in this Quarterly Report, much of our work, including the work we complete using dangerous materials or in dangerous environments, requires certain permits and other permissions. There is a risk that we, or any of the third parties who complete work for us or are permitted to use a portion of any of our laboratories, fail to obtain or maintain the requisite permits or permissions, on time or at all. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with EHS or other applicable laws or requirements, or any injury or property damage caused by our employees at our or our customers’ facilities, could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.
We are subject to risks related to sustainability and corporate social responsibility.
Our business faces increasing scrutiny related to ESG issues, including renewable resources, environmental stewardship, supply chain management and sustainable procurement, climate change, biodiversity and sustainable land use, air quality, safety, diversity and inclusion, energy use and emissions, waste, water use, workplace conduct, human rights, philanthropy and support for local communities. Increased expectations and increased regulations regarding such issues may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations or other impacts to our business, financial condition or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve the ESG profile of our Company or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around our management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, cost or other constraints that may be out of our control. Moreover, actions or statements that we may take based on expectations, assumptions or third party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail, or are perceived to fail, to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, we could be subject to negative allegations made by certain stakeholders and/or litigation and our business, financial condition and results of operations could be adversely impacted. For example, as stakeholder perceptions of sustainability continue to evolve, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance.
Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based on ESG or sustainability metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such companies to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. This may require us to incur significant additional costs or negatively impact our share price or access to and cost of capital. Similarly, to the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Certain of our customers also have their own ESG requirements, which are subject to change, and any failure to meet such requirements may adversely impact our ability to do business with them. We may be especially subject to scrutiny on such matters given our efforts to portray our operations and services as a tool to help assess and manage certain ESG risk.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers (including the SEC, the EU and the State of California) have adopted and may, in the future, further adopt rules that would require companies to provide significantly expanded climate- or other ESG-related disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. While certain of these requirements are limited to listed companies, others (such as several laws adopted in California and the EU) apply to companies that meet certain operational thresholds. These requirements and evolving other stakeholder expectations will likely lead to increased costs, as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners and suppliers may be subject to similar expectations, which may augment our existing risks or create new risks, including risks that may not be known to us.
Public perceptions that the products we use or the services we use and deliver are not environmentally friendly, environmentally safe or ethical could adversely impact the demand for our services and our results of operations.
Public perception that the products we use or services we use and deliver are not environmentally friendly or safe or that they are harmful to humans or animals, whether justified or not, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand reputation and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows. For example, we contract with companies that conduct testing on animals. If such companies fail to comply with the Animal Welfare Act or other laws and regulations governing the treatment of animals used in research, we could be subject to fines, penalties or adverse publicity, and our results of operations could be adversely affected.
A conflict of interest or perceived conflict of interest between our testing, inspection or certification services, on the one hand, and our advisory and other services, on the other hand, could adversely impact our accreditations or our reputation or expose us to legal liability.
Through our advisory services, we provide sustainability, quality, risk management and other solutions for our customers’ products and their product development, supply chains and organizations, as well as regulatory market access services. Conflicts of interest may arise where we provide certain advisory services or solutions for products or customers to which we are also providing testing, inspection or certification services. To maintain certain of our accreditations, we must meet applicable impartiality standards that govern these conflicts of interest. For example, ISO 17065 prohibits a certification body and any part of the same legal entity from being the designer, manufacturer, installer, distributor, implementer, provider or maintainer of a certified product, process or service. Although we have systems in place designed to ensure compliance with

ISO 17065 and other impartiality requirements, including separate teams of personnel dedicated to our testing, inspection or certification services and our advisory services, such conflicts of interest, or a perceived conflict of interest, between our testing, inspection or certification services and our advisory services could impact our accreditations. Meeting the applicable impartiality requirements may require expending significant resources to implement operating firewalls and otherwise comply. Costs to comply are exacerbated by the fact that various accreditors around the world have offered differing interpretations of the standards governing impartiality and conflicts of interest. If our testing, inspection or certification services are determined not to meet the necessary impartiality standards due to our simultaneous advisory offerings, we could lose our accreditations (e.g., ISO 17025, ISO 17020, ISO 17065) or be forced to divest conflicting businesses. Our reputation could also be harmed, and we could be exposed to significant liability. If any of the foregoing events occur, it would likely have a material adverse effect on our business, financial condition and results of operations.
Adverse changes to applicable regulatory frameworks or an increase in the acceptance of self-declaration of conformity that results in a corresponding decrease in third-party certification could reduce demand for our TIC services, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is primarily driven by private sector requirements and government regulations that currently require independent third-party testing and certification of a significant number of products. For example, much of the demand for third-party certification of professionally installed products, including lighting, HVAC and electrical products—which make up a significant portion of our TIC revenue—is driven primarily by state and local governments as enforced through the use of model codes. In addition, many large retailers currently require that the products they sell be third-party certified, and AHJs demand certification of certain products as well. Any significant adverse change to any regulations governing TIC services, or any significant adverse change in private sector preferences or demands, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, the regulatory regime for TIC services varies by country and product type. For example, some countries allow for self-declaration of conformity to applicable requirements for certain products. If regulations in the United States or other countries are changed to allow for additional self-declaration, or if large retailers were to start accepting self-declared products, the need for third-party certifications could decrease over time, thus reducing demand for our TIC services. Although any shift to a self-declaration model would likely be gradual, a substantial increase in the self-declaration of conformity and any corresponding decreased demand for our TIC services would likely have a material adverse effect on our business, financial condition and results of operations.
Our operations are subject to a variety of business continuity hazards and risks—for example, pandemics, epidemics and other health crises or our reliance on the use of materials and services from a few locations or suppliers—any of which could interrupt our business operations or otherwise adversely affect our financial condition and results of operations.
Our operations, and the operations of our vendors and service providers, are subject to business continuity hazards and risks that include explosions, fires, earthquakes, inclement weather and other natural disasters; utility or other mechanical failures; labor difficulties or other workforce disruptions; disruption of our communications; terrorist attacks; security breaches; and pandemics, epidemics or other public health crises.
For example, although the COVID-19 pandemic did not have a material effect on our financial results, challenging market conditions resulting from COVID-19 did have an adverse effect on many of our customers. Any resurgence or emergence of additional variants, or the global outbreak of any new pandemic or contagious disease, may in the future have, negative impacts on our business, including, but not limited to reductions in our laboratory capacities and increased costs and protective measures with respect to the health and safety of employees working in our laboratories, a decline in customer demand, delays in the delivery of certain products and equipment we use internally and of customer samples to our laboratories, as a result of global supply chain disruptions, excess turnover among our employees and postponed or canceled planned investments in response to changes in our business. We cannot predict the future impacts of the COVID-19 pandemic or any new pandemic, epidemic or global health crisis on our business, and such future impacts could have a material adverse effect on our financial condition and results of operations.
As another example, the sale of labels bearing the UL Mark is material to our certification business, and we currently fulfill label orders submitted to us through one supplier in the United States. Although we have identified alternate third parties to provide this service, we cannot guarantee we would be able to contract with such alternate third parties within a reasonable amount of time or at all, or upon similar pricing and volume terms, nor can we be assured that any such third party would be capable of producing our labels in sufficient volume and quality. Any event, including those listed above, other circumstances that result in a prolonged business disruption or shutdown to one or more of their facilities, or the facilities of our other vendors and service providers, or a deterioration in our relationship with them, or any of our other vendors or service providers, in each case, could create conditions that prevent, or significantly and adversely affect, our sales, increase our expenses, create potential liabilities or damage our reputation, any of which could have an adverse effect on our business, financial condition and results of operations.
If we are unable to increase capacity at our existing facilities or build new facilities in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed.
Our growth strategy depends on expanding our capacity, which may include building new facilities and expanding our existing facilities. For example, since 2022, we have opened new laboratories in Mexico, Vietnam, Taiwan, the Republic of Korea and the United States (including the opening of our Retail Center of Excellence in Arkansas) and have expanded our laboratories in China, and we are in the process of constructing new laboratories in China, Singapore and the United States and expanding laboratories in the United States. The construction or expansion of modern and safe facilities requires significant expenditures. Delays in construction of such facilities, or in the review and licensing process for any new facility, could impair or delay our ability to develop that facility or increase the cost so substantially that the facility becomes unattractive to us. Any failure to procure and maintain the necessary licenses would adversely affect ongoing development, construction and continuing operation of our facilities. Additionally, even when we maintain the necessary licenses and are in compliance with applicable regulations, we may be unable to maintain or expand our operations at existing facilities, or otherwise execute on our growth strategy, due to negative publicity or resistance from non-governmental organizations or local communities. Suspensions and closures of our facilities could materially impact our results of operations. Any new facilities that are constructed and begin operations may not meet our return expectations due to schedule delays, cost overruns or revenue shortfalls, or they may not generate the capacity that we anticipate or result in the receipt of revenue in the originally anticipated time period, or at all. For example, we have experienced, and may continue to experience in the future, laboratory equipment shortages as a result of global supply chain disruptions. We may not maintain revenue growth or profitability, or such growth, if any, could be delayed if we are not successful in continuing to expand our capacity. Additionally, if future demand trends warrant capacity in geographic areas that we have not targeted for new growth, we may be unable to capitalize on opportunities in a timely manner.
Our failure to meet contractual schedule requirements, meet a required performance standard, meet our internal contractual performance projections or otherwise perform adequately on a project could adversely affect our business, financial condition and results of operations.
Under some of our agreements, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. In addition, our costs generally increase from schedule delays and could exceed our projections for a particular project. Project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, inability to obtain financing, weather conditions, unavailability of materials or site inaccessibility, changes in the project scope of services requested by our customers, industrial accidents, environmental hazards, labor disruptions and other factors. Any defects or errors, or failures to meet our customers’ expectations, in our projects or services could result in claims for damages against us and could adversely affect our reputation. Material performance problems for existing and future agreements could cause actual results of operations to differ from anticipated results of operations and could cause us to suffer damage to our reputation within our industries and among our customers.
For certain of our services, we face a long selling cycle to secure new agreements, and securing such agreements often requires significant resource commitments, which result in long lead times before we receive revenues from new relationships.
For the majority of our services, our selling cycle is managed by our sales teams and represents the time from initial contact to signed agreement. This type of sale is usually completed between one week and two months in most service areas. However, in some of our service areas, our selling cycle can also involve becoming an approved supplier for third-party services. Doing so is a business development process that can take between six months and one year, depending on the service, resulting in what we consider a long selling cycle. We occasionally incur significant business development expenses, and expend significant resources, during a longer selling cycle, and we may not succeed in winning a new customer’s business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in obtaining contractual commitments after the selling cycle or in maintaining contractual commitments after the implementation cycle, which may have an adverse effect on our business, results of operations and financial condition.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.

We have expanded, and are continuing to expand, our operations, suite of services and customer relationships, which has placed, and will continue to place, significant demands on our management and our operational, IT and financial infrastructures. Additionally, our ability to grow in the future will depend on a number of factors, including our ability to develop and expand new and existing customer relationships, continue providing and expanding the services we offer, hire and train qualified personnel, grow in existing markets and expand into new or future markets, develop and operationalize new service offerings and sustain operational excellence and efficiencies across our business lines. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to customer-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology and improvements to processes and systems and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business, financial condition and results of operations.
Part of our growth strategy is to pursue strategic transactions, including acquisitions, and we may not be able to find suitable acquisition targets or achieve our desired acquisition objectives.
As part of our strategy, we have in the past and plan in the future to seek to grow our business through acquisitions, and any such acquisition may be significant. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient funds from our cash on hand, cash flow from operations, existing debt facilities and additional indebtedness to fund these acquisitions.
Not only is the identification of such suitable acquisition candidates difficult and competitive, but these transactions, including the acquisitions completed in recent years, also involve numerous risks, including the diversion of management’s attention and their ability to:
•successfully integrate acquired facilities, companies, products, systems or personnel into our existing business;
•minimize any potential interruption to our ongoing business;
•successfully enter categories and markets in which we may have limited or no prior experience;
•achieve expected synergies and obtain the desired financial or strategic benefits;
•detect and address any financial or control deficiencies of the acquired company;
•retain key relationships with founders, management and other employees, contractors, customers, partners, accreditors and suppliers of acquired companies, as well as our own management, employees, contractors, customers, partners and suppliers; and
•maintain uniform compliance standards, controls, procedures and policies throughout acquired companies.
Companies, businesses or operations acquired or joint ventures created may not be profitable or may not achieve revenue and profitability levels that would justify the investments made. Recent and future acquisitions could also result in the incurrence of indebtedness, subject to the restrictions contained in the documents governing our then-existing indebtedness.
Recent and future acquisitions could also result in the assumption of contingent liabilities, litigation risk, material expenses related to certain intangible assets, environmental liabilities, increased operating expenses and compliance issues under international laws and regulations, including anti-trust laws, anti-corruption laws, the FCPA and similar anti-bribery laws, which could adversely affect our business, prospects, financial condition and results of operations. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our business, prospects, financial condition and results of operations. Our ability to realize the benefits we anticipate from our strategic transactions, including acquisition activities, anticipated cost savings and additional sales opportunities, will largely depend upon whether we are able to integrate such businesses efficiently and effectively. If we are unable to successfully integrate the operations of acquired businesses into our business or on the timeline we expect, we may be unable to realize the sales growth, cost synergies and other anticipated benefits we expect to achieve as a result of such transactions and our business, prospects, financial condition and results of operations could be adversely affected.

Pursuant to our Amended Charter and the Stockholder Agreement, until UL Standards & Engagement no longer beneficially owns at least 25% of the voting power of our then-outstanding voting stock, neither we nor any of our subsidiaries is permitted to, without the prior written consent of UL Standards & Engagement, among other things, (1) enter into any new material line of business, excluding TIC and S&A activities, (2) merge or consolidate with or into another entity, other than in connection with an internal restructuring or reorganization or any strategic transaction we undertake in the course of our business that does not exceed 15% of our equity market capitalization, in each case except where there is no change to the relative ownership or voting percentages of our stockholders or any other rights, (3) acquire stock or assets or enter into joint ventures involving consideration or obligations exceeding 15% of our equity market capitalization, (4) issue securities (i) at a price below fair market value, other than an underwritten public offering for cash, (ii) with rights that are senior to the rights of the holders of our Class B common stock, (iii) that would result in dilution of greater than 10% of our then-outstanding common stock, or (iv) that would result in UL Standards & Engagement beneficially owning less than a majority of our then-outstanding securities, or (5) incur indebtedness for borrowed money that would cause a downgrade of our debt securities from any of Moody’s Investor Service, Inc., Standard & Poor’s Ratings Group and Fitch Ratings, Inc. (collectively, the “Rating Agencies”) below investment grade.
We cannot assure you that UL Standards & Engagement will exercise its consent rights in a way that aligns with the interests of our other stockholders. UL Standards & Engagement’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Actions that UL Standards & Engagement takes with respect to us, as a controlling or significant stockholder, may not be favorable to us or our other stockholders. For example, if UL Standards & Engagement exercises its consent rights in a way that prevents us from taking advantage of business or strategic opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.
We operate across a number of industries that have inherent safety risks.
We provide TIC services to companies across a number of industries with a variety of inherent safety risks, such as the energy and utilities, buildings and construction, chemicals and materials and healthcare and life sciences industries. Such safety risks can give rise to serious and potentially catastrophic environmental or technological incidents. Our customers use our TIC services to assess their products, facilities, processes, components and systems. The results of such services may be incorrect or incomplete, whether as a result of poorly designed or flawed tests or inspections, malfunctioning testing equipment, the failure of our employees to adequately perform testing or properly record data or otherwise. If an accident or incident occurs involving products, facilities, processes, components or systems that we tested, inspected or certified, and causes personal injuries or property damage, particularly if the injuries or damage could have been prevented by correct or complete results, we may be subject to negligence or other legal claims or suffer damage to our reputation and, as a result, lose existing or future agreements with customers. In addition, any investigation into or claim related to such an incident could take a significant period of time to conclude, which could create a drain on our resources. Furthermore, we operate in industries that have stringent performance requirements. As a result, incorrect or incomplete assessments of the performance of customers in those industries could give rise to negligence or other legal claims or cause damage to our reputation and, as a result, we could lose existing or future agreements with those customers. Even if our TIC services are carried out competently, we may face claims simply because we tested the product, facility, process, component or system in question.
The current liability regime in the United States and other markets generally minimizes our exposure to product liability claims, in large part because we typically test prototypes. We have also historically been able to contractually limit our liability or protect ourselves from liability through the use of indemnification provisions in our agreements with customers. If we were to start testing end products instead of their prototypes, if the law regarding products liability were to change unfavorably or if we were unable to contractually limit the scope of our potential liability, our business could be materially adversely affected.
There have been no material claims against us in relation to any accidents, disasters or other incidents, or any litigation, giving rise to substantial media coverage during the periods covered by the financial statements contained in this Quarterly Report. However, although we closely monitor the quality of our services, attempt to contractually limit our liability and make clear the limited scope of our engagements, carefully review technical and operational decisions and maximize communication between our engineers and global leadership, there can be no assurance that we will be able to protect ourselves against claims or damage to our reputation resulting from an accident, disaster or other incident or litigation giving rise to substantial media coverage, particularly if any such publicity suggests substantial failures, real or alleged, by us in discharging our responsibilities. Serious damage to our reputation could result in us losing existing and future agreements or make it more difficult for us to compete effectively, any of which would have a negative impact on our financial performance. Any of the foregoing events could significantly damage our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our reports, certificates, certification marks and name are at risk of being falsified, counterfeited, forged, tampered with or otherwise misused, which could result in costly legal proceedings and damage to our brand and reputation and materially impact our business.
Our core business involves the assessment of products, facilities, processes, components and systems against various legal, regulatory and industry requirements—typically standards and regulations governing quality, safety, performance, sustainability and social responsibility. We act as an independent body and issue reports, certificates and a right to use certification marks generally representing that products, facilities, processes, components and systems conform to applicable requirements.
Because obtaining certification is often vital for our customers and can enhance the marketability of their products, we are exposed to the risk that our reports or certifications could be falsified or tampered with, or that counterfeit reports, certifications or certification marks could be used, infringing our trademarks or copyrights. For example, a customer or other third party could falsely claim that their products or services have been certified by us or misrepresent or misconvey the content or nature of our reports, certifications or other assessments. The production of forged or counterfeit reports, certificates or certification marks can result from employee conduct or, more commonly, external sources, such as fraudulent behavior by a customer or third party aiming to meet regulatory requirements or the requirements of their customers or to gain market access. For example, we endeavor to contractually restrict customers from using our reports, certificates, certification marks and name, but we are not always successful, including as a result of breaches of contract by those customers. Such unauthorized or unrestricted use of our reports, certificates, certification marks and name may cause damage to our reputation or result in unintended third parties relying on such reports, certificates, certification marks and name, among other consequences.
The fraudulent creation or use of our reports, certifications, certification marks or name could lead to the introduction of dangerous products into the marketplace; result in civil and criminal legal proceedings against us or brought by us; threaten our ability to maintain or renew the accreditations, approvals, permits, delegations of authority, official recognition and other authorizations we need to pursue certain activities that are important to our business; result in the withdrawal of certain products from the market or damage our reputation and the TIC industry in general. It could also adversely and significantly impact our reputation, brand, business, financial condition and results of operations.
Our earnings and profitability may vary based on the mix of our agreements and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenue under various types of agreements, which include time-and-materials and fixed-price agreements. We use time-and-materials agreements for certain of our advisory services. While charges under a fixed-price agreement are based on a fixed price, charges under a time-and-materials agreement are calculated by multiplying an agreed hourly rate by the number of hours incurred, and customers are typically invoiced on a monthly basis. For time-and-materials agreements, there is usually an estimated number of hours or a budget, and the term of the agreement is typically as long as it takes to complete a particular project or set of tasks, although it can also be open-ended if the agreement is a straight hourly agreement. In some cases, we may also charge customers on what we refer to as a cost-plus basis—using a reasonable mark-up, as determined by us, on expenses we incur in providing our services.
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of agreement, the percentage of completion, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive fee agreements, is finally determined. To varying degrees, each of our agreement types involves some risk that we could underestimate the costs and resources necessary to fulfill the agreement. Our profitability is adversely affected when we incur costs on cost-plus and time-and-materials agreements that we cannot bill to our customers. While fixed-price agreements allow us to benefit from cost savings, these agreements also increase our exposure to the risk of cost overruns.
Revenue derived from fixed-price agreements represented the majority of our total revenue for the three months ended March 31, 2024 and for the year ended December 31, 2023. When making proposals on fixed-price agreements, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our agreements or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our agreements, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our agreements less profitable than expected or unprofitable.

Our focus on new growth areas for our business entails risks, including those associated with new relationships, customers, talent needs, capabilities and services.
We are focused on growing our presence in our addressable markets by offering TIC services and S&A solutions to both established and emerging industry verticals to which we do not offer services currently, extending into opportunity-rich adjacent markets and acquiring and integrating transformative, disruptive technologies. These efforts entail inherent risks associated with innovation, potential failure to help our customers respond to the challenges they face, shortages of necessary talent and our ability to comply with uncertain evolving legal standards. Some of our targeted growth areas in established and emerging industry verticals and adjacent markets subject us to new risks that we may not be equipped to address. As we attempt to develop new capabilities and service offerings in new markets, and to attract new customers, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities and businesses, including expenses on research and development investments. If we fail to develop new capabilities, our ability to procure new agreements could be negatively impacted, which would negatively impact our business, results of operations and financial condition.
Although we closely monitor the quality of our services, attempt to contractually limit our liability and make clear the limited scope of our engagements, carefully review technical and operational decisions and maximize communication between our engineers and global leadership, there can be no assurance that we will be able to protect ourselves against claims or damage to our reputation resulting from an accident, disaster or other incident or litigation giving rise to substantial media coverage, particularly if any such publicity suggests substantial failures, real or alleged, by us in discharging our responsibilities. Serious damage to our reputation could result in us losing existing and future agreements or make it more difficult for us to compete effectively, any of which would have a negative impact on our financial performance. Any of the foregoing events could significantly damage our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Conducting Business in China
Changes in U.S. and Chinese regulations could have a material adverse effect on our business, financial condition, results of operations, our ability to raise capital and the market price of our Class A common stock.
The U.S. government has taken certain actions that impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China and imposing certain sanctions and restrictions in relation to certain Chinese companies, entities and individuals. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, such as those set forth in the notice of proposed rulemaking concerning Promoting the Integrity and Security of Telecommunication Certification Bodies, Measurement Facilities and the Equipment Authorization Program recently issued by the United States Federal Communications Commission, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us, including on UL-CCIC. We have business operations both in the United States and China. Any unfavorable government policies on cross-border investments or other transactions or international trade, including increased scrutiny on U.S. companies with significant China-based operations, capital controls or tariffs, may affect our competitive position, our ability to raise capital, the hiring of personnel or the demand for our services or prevent us from offering our services in China or contracting with Chinese customers.
Further, ongoing tensions between the United States and China continue to pose a risk of the United States imposing economic or trade sanctions, expanding the scope of companies, entities and individuals which are subject to such sanctions, or heightening export controls, with respect to parties in China, which could restrict our ability to do business in China or with parties in China. For instance, the Bureau of Industry and Security of the U.S. Department of Commerce has added a number of Chinese parties to its Entity List. As another instance, in May 2024, the Office of Foreign Asset Control of the U.S. Department of the Treasury designated a number of Chinese parties to its Specially Designated Nationals list. Such restrictions would prevent us, including UL-CCIC, where applicable, from selling certain products or providing certain services to entities on the list without a license issued subject to the Export Administration Regulations, or from conducting any business with those entities. Further, if additional parties in China,including current customers and suppliers of our business, are added to the Entity List, or to other lists of restricted or prohibited persons maintained by the United States government, that could negatively affect our business, including the business of UL-CCIC.
Additionally, in 2021 China enacted the Law on Countering Foreign Sanctions, under which foreign persons (individuals and companies) can be subjected to countermeasures for directly or indirectly participating in a foreign country’s “discriminatory restrictive measures” against Chinese entities, which could include adherence to U.S. or other foreign sanctions or possibly even export controls. Countermeasures authorized under the law include the seizure of property, barring transactions with Chinese persons, denial of visas or deportation. This law expands on the Ministry of Commerce’s September 2020 Provisions of the Unreliable Entity List and January 2021 Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation, which created a private right of action under which Chinese entities can sue for damages they allege resulted from a company adhering to “discriminatory foreign measures.”
If any new legislation, executive orders, tariffs, sanctions, export controls, laws or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take further retaliatory actions in response to the recent bilateral tensions, such changes could have a material adverse effect on our business, financial condition and results of operations, and the market price of our Class A common stock.
Our business is subject to the complex and rapidly evolving laws and regulations in China. The Chinese government may exercise significant oversight and discretion over the conduct of our, including UL-CCIC’s, business there and may intervene in or influence our operations, which could result in a material adverse change in our, including UL-CCIC’s, operations or the value of our Class A common stock.
As a U.S.-headquartered global company that conducts significant business in China, our Chinese operations are subject to China’s laws and regulations, which can be complex and evolve rapidly. The regulations to which we are subject in China may change rapidly and with little or no notice to us. As a result, the application, interpretation and enforcement of new and existing laws and regulations in China are often uncertain. These laws and regulations may also be interpreted and applied or enforced inconsistently by different agencies or authorities, or inconsistently with our current policies and practices. New and evolving laws, regulations and other government directives in China may also be costly to comply with. Such compliance, any associated inquiries or investigations or any other government actions or the inconsistent interpretation, application or enforcement of laws or regulations could impact our China operations in the following ways:
•delay or impede our development;
•result in negative publicity, decrease demand for our services or increase our operating costs;
•require significant management time and attention;
•require us to obtain additional licenses, permits, approvals or certificates;
•require us to exit certain industries or stop conducting business with certain customers; or
•subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we refrain from contracting with customers in China or modify or even cease our business practices in China.
The interpretation and enforcement of laws and regulations in China involve additional uncertainties. Because Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we may obtain. These uncertainties may affect our judgment on the relevance of legal requirements in China and our ability to enforce our contractual rights or tort claims there. In addition, third parties might exploit regulatory uncertainties through unmerited or frivolous legal actions or threats to extract payments or benefits from us.
Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As such, we may not be aware of our violation of any of these policies and rules until after such violation occurs. In addition, administrative and court proceedings in China in which we may become involved in the future may be protracted, resulting in substantial costs and diversion of resources and require significant management time.
Regulatory developments in China may also lead to additional regulatory review in China over our activities there. For example, in recent years, the Chinese government has published new policies that significantly affect certain industries, such as the education and internet industries, and we cannot rule out the possibility that the Chinese government will release new or revised regulations or policies concerning or impacting our industry. Any such new or revised regulations or policies could limit our service offerings, restrict the scope of our operations in China, require us to seek permission from Chinese authorities to continue to operate our businesses or cause the suspension or termination of our business in China entirely, all of which would materially adversely affect our business, financial condition, results of operations and value of our Class A common stock. We may have to adjust, modify or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient or liability-free manner, or at all.
Furthermore, the Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership and has the power to exercise significant oversight and discretion over the conduct of our business in China. This risk is heightened with respect to UL-CCIC because UL-CCIC is minority owned by CCIC, a Chinese state-owned entity, and UL-CCIC’s ability to operate in China may be materially and adversely affected by the Chinese government’s significant oversight and discretion over the conduct of UL-CCIC’s business. Government actions in the future could significantly affect economic conditions in China and could require us, including UL-CCIC, to materially change our operating activities or require us to divest ourselves of any interests we hold in Chinese assets. Our business may be subject to government and regulatory interference in the provinces in which we operate, and we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.
If our relationship with CCIC were to be negatively impacted, if we are unable to renew our joint venture with CCIC in the future, or if the joint venture were to be terminated, our business, financial condition, results of operations and profitability would be materially adversely affected.
On October 28, 2022, we entered into an amended and restated joint venture agreement with CCIC pursuant to which we own a direct 70% equity interest in UL-CCIC. The amended and restated agreement expires in January 2033. If, in the future, we are unable to renew the agreement on existing or more favorable terms, or at all, or if the joint venture were to be terminated, our business, reputation, financial condition, results of operations and profitability would likely be materially adversely impacted, and we may be unable to find an alternative partner for our China-based inspections business. We also have a separate contract with CCIC pursuant to which CCIC’s staff conduct inspections for our TIC business in China, including as a subcontractor for UL-CCIC. In 2023, CCIC was responsible for approximately 36% of our global inspections. If we were to lose our contract with CCIC, or if CCIC were to stop providing inspection services for us in the future, our business would be impacted significantly, and any negative impacts on our relationship with CCIC, including our joint venture, would have a material adverse effect on our business, financial condition, results of operations and profitability. As a minority joint-venture partner, CCIC has certain protective rights, whether contractually or pursuant to applicable local laws and regulations, and may have economic or business interests or goals that are not consistent with ours, or may, as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations as a minority joint-venture partner.
Furthermore, we may be exposed to certain commercial and reputational risks as a result of CCIC being a state-owned entity and thus controlled by the Chinese government. For example, CCIC may make politically motivated business decisions that do not align with our commercial interests. In addition, CCIC could conduct business with other companies, organizations or institutions that attract unfavorable political attention in the United States, which could harm our reputation. Any such actions could negatively impact our relationship with CCIC, which would materially and adversely affect our business, financial condition, results of operations and profitability.
If the government of China determines that UL-CCIC’s ownership structure, or the ownership structure of our other Chinese subsidiaries, does not comply with any current or future regulatory restrictions, or if these regulations or the interpretation of existing regulations change in the future, we, including UL-CCIC, could be subject to severe penalties, or we could be forced to relinquish our interests in UL-CCIC’s or our other Chinese subsidiaries’ operations.
The industry sector in which we operate in China is currently not subject to foreign ownership restrictions, and hence we, through our wholly owned subsidiary, UL LLC, are able to hold a direct equity interest in UL-CCIC. However, it is possible that Chinese foreign ownership rules applicable to our sector may change in the future, which could adversely impact our ownership of UL-CCIC or of our other Chinese subsidiaries, and, as a result, have a material adverse effect on our business in China. For example, we may have to reduce our interest in UL-CCIC if tighter ownership limits are imposed, or divest our stake in UL-CCIC altogether should the sector become prohibited from foreign investment.
Our joint venture agreement with CCIC has not been tested in a court of law. However, if disputes with CCIC arise, or the ownership structure, joint venture terms or business of UL-CCIC are challenged and found to be unenforceable or in violation of any existing or future Chinese laws or regulations, we may not be able to enforce our rights under the joint venture agreement. Furthermore, if the interpretation of any such Chinese laws or regulations changes, our rights under the joint venture agreement may be similarly unenforceable. If a violation of relevant laws or regulations is found, the relevant regulatory authorities would have broad discretion to take action in dealing with such violations by, among other things:

•revoking our, including UL-CCIC’s, business or operating licenses;
•shutting down our, including UL-CCIC’s, servers, blocking our, including UL-CCIC’s, website or discontinuing or placing restrictions or onerous conditions on our operation through any transactions involving UL-CCIC or any of our other Chinese subsidiaries;
•imposing fines, confiscating the income of UL-CCIC or any of our other Chinese subsidiaries, blocking the offshore remittance of the profits and earnings of UL-CCIC or of any of our other Chinese subsidiaries or imposing other requirements with which we, including UL-CCIC, may not be able to comply;
•requiring us to restructure UL-CCIC’s ownership or governance structure or operations, which in turn could materially affect our ability to consolidate, derive economic interests from or exert control over UL-CCIC or our other Chinese subsidiaries; or
•restricting or prohibiting our use of the proceeds of any financing outside of China to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our, including UL-CCIC’s, business.
If Chinese authorities were to take any of these actions, or if they were to disallow the ownership structure of UL-CCIC or any of our other Chinese subsidiaries, it could cause a material disruption to, or material adverse change in, our business operations, including the business operations of UL-CCIC, and severely damage our reputation in China, which could in turn have a material adverse effect on our business, financial condition and results of operations and result in a decline in the value of our Class A common stock.
Changes in the economic policies of the government of China could have a significant impact upon the business we may be able to conduct in China and our profitability.
We have historically derived a significant portion of our revenues from our operations in China, and expect to do so in the future. Accordingly, our business, financial condition, results of operations, profitability and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. In recent years, the Chinese government has implemented measures emphasizing market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises. However, a significant portion of productive assets in China are still owned by the Chinese government. The Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies, restricting the inflow and outflow of foreign capital and providing preferential treatment to particular industries or companies.
There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, investment access, treaties, government regulations and tariffs. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us, including UL-CCIC. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.
China’s economy is still not yet a fully market-oriented economy and is subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions within China. The government of China has indicated that it will continue to pursue market-oriented economic reforms. Under this direction, we believe that China will likely continue to strengthen its economic and trading relationships with foreign countries and business development in China will likely increasingly follow market forces over time. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the Chinese government could adversely affect our interests through, among other factors, changes in laws, regulations or the interpretation thereof, restrictions on currency conversion, imports or sources of supplies and the expropriation or nationalization of private and foreign-owned enterprises. Although the Chinese government has been pursuing economic reform policies for decades, there is no assurance that the government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of social or political disruption, or other circumstances affecting China’s political, economic and social environment.
As the Chinese economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the Chinese government to forestall economic downturns or bolster China’s economic growth could materially affect our business. Any adverse change in the economic conditions in China, policies of the Chinese government or laws and regulations in China could have a material adverse effect on the overall economic growth of China and, in turn, our business, financial condition and results of operations.
Compliance with China’s new laws, regulations and guidelines relating to data privacy and protection, and any other similar future laws and regulations, could materially affect our business.
China has implemented a number of laws and regulations relating to data protection. On August 20, 2021, the National People’s Congress passed the Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. We, including UL-CCIC, are subject to the PIPL. The PIPL creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information, clarifying the scope of application, the definitions of personal information and sensitive personal information, the legality of personal information processing and the basic requirements of notice and consent, among other things. Article 40 of PIPL requires operators of critical information and infrastructure (“CIIOs”) and personal information processing entities who process personal information meeting the volume thresholds outlined by the Cyberspace Administration of China (the “CAC”) in the Security Assessment Measures for Outbound Data Transfers (the “Security Assessment Measures”) to store in China personal information generated or collected in China, and to pass a security assessment administered by CAC for any export of such personal information outside of China. The PIPL also includes a list of rules which must be complied with prior to the transfer of personal information outside of China, such as compliance with a security assessment or certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the CAC with the overseas recipient. On July 7, 2022, the CAC issued the Security Assessment Measures, which became effective on September 1, 2022. The Security Assessment Measures clarify the security assessment requirement under the PIPL and requires a data processor to apply for the security assessment organized by the CAC under any of the following circumstances before the information is transferred outbound: (i) where a data processor provides key data overseas, (ii) CIIO and data processors who process more than one million individual’s personal information; and (iii) where a data processor has cumulatively provided personal information of over 100,000 individuals or sensitive personal information of over 10,000 individuals in total abroad since January 1 of the previous year. Additionally, on November 18, 2022, the CAC and the State Administration of Market Regulation issued the Implementation Rules for Personal Information Protection Certification which apply with immediate effect and which provide important guidance on obtaining a personal information certification for lawful cross-border transfer of personal information under the PIPL. The CAC published the Measures on Standard Contract for Cross-border Transfer of Personal Information (effective June 1, 2023) and the Guidelines on Filing the Standard Contract for the Export of Personal Information on February 24, 2023 and May 30, 2023, respectively. These provide important guidance on relying on the standard contract for transferring personal information out of China and on its filing requirement. Notably, the PIPL applies extraterritorially, similar to the GDPR. Failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue. Other potential penalties include a fine of up to RMB one million to the person(s) in charge (e.g. directors or management that oversee a company’s operations) or employees that are directly responsible for the processing of personal information (e.g., a data protection officer) and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of China. The PIPL also prohibits responsible personnel for violations of the PIPL from holding high level management or data protection officer positions in relevant enterprises.
Under China’s Cybersecurity Law, any collection, use, transfer and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification and necessity and requires the consent of the data subject. In addition, China’s Cybersecurity Law requires CIIOs to store personal information and important data collected and generated from the critical information infrastructure within China. Non-compliance with China’s Cybersecurity Law can result in fines of up to 10 times the illegal gains, or RMB 1,000,000 for the relevant entity, as well as for the personnel directly responsible. On September 14, 2022, the CAC released new amendments to China’s Cybersecurity Law for public consultation and, if the amendments are passed, the amended law will increase the penalties for violations of cybersecurity obligations under the Cybersecurity Law to up to RMB 50 million, in line with those under the Data Security Law and the PIPL.

China’s new Data Security Law promulgated by the Standing Committee of the National People’s Congress of China in June 2021 (the “Data Security Law”) took effect on September 1, 2021. The primary purpose of the Data Security Law is to regulate data activities, safeguard data security, promote data development and usage, protect individuals and entities’ legitimate rights and interests and safeguard state sovereignty, state security and development interests. The Data Security Law applies extraterritorially, and to a broad range of activities that involve “important data.” Under the Data Security Law, entities and individuals carrying out processing activities for important data must abide by various data security obligations. For example, the Data Security Law provides that data processing activities must be conducted based on a “data classification and hierarchical protection system” for the purpose of data protection, where data is classified based on the importance of data to the state’s economic development, as well as the degree of harm it will cause to national security, public interests or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked or illegally acquired or used. The appropriate level of protective measures is required to be taken for each respective class of data. The Data Security Law also echoes the data localization requirement in China’s Cybersecurity Law and requires important data to be stored locally in China. Such important data may only be transferred outside of China subject to compliance with certain data transfer restrictions, such as passing a security assessment organized by the relevant authorities. More recently, the Cybersecurity Review Measures (2021) (“CRM 2021”) took effect on February 15, 2022 and require network platform operators holding personal information of more than one million users to apply for a cybersecurity review from the CAC before being publicly listed abroad. Although the term “network platform operator” is not defined in CRM 2021, based on draft guidance published by Chinese regulators (such as the draft Administrative Measures on Network Data Security Review published by the CAC in November 2021 and the draft Guidance for the Implementation of Subject Responsibility of Internet Platforms published by the State Administration for Market Regulation in October 2021), we believe it is unlikely that either we or UL-CCIC will be deemed a “network platform operator” under CRM 2021.
We, including UL-CCIC, may need to make adjustments to our data processing practices if we are deemed to process important data. Penalties for breach under the Data Security Law can result in monetary fines of up to RMB one million (approximately US$139,000) for entities, with additional fines for responsible individuals. An entity whose violations results in “serious consequences” may face fines of up to RMB 10 million (approximately US$1.39 million) and the potential suspension of the business and revocation of its business license. Furthermore, if a violation amounts to a crime under Chinese law, the offender will be held criminally liable for committing the crime. In terms of potential regulatory exposure and the risk of enforcement, given the Data Security Law has only recently come into effect, the enforcement trend remains to be seen.
Government agencies in China promulgated several regulations and released a number of draft regulations for public comment, which are designed to provide further implemental guidance in accordance with the laws mentioned above. We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China.
The interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance could increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices or offerings could fail to meet all of the requirements imposed on us by such laws and related implementing regulations. Any failure on our part to comply with such laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations.
Foreign exchange restrictions may limit our ability to transfer cash between us and UL-CCIC or our other Chinese subsidiaries, across borders and to U.S. investors and affect the value of your investment.
UL-CCIC and our other Chinese subsidiaries are subject to certain regulatory controls on foreign exchange in China, which may affect our ability to transfer cash between us and such entities and across borders (including to U.S. investors). The government of China imposes controls on the convertibility of the renminbi into foreign currencies, as well as the remittance of currency in and out of China. The State Administration for Foreign Exchange (“SAFE”), under the authority of the People’s Bank of China, is in charge of the conversion of renminbi into other currencies and the remittance thereof abroad.

With respect to UL-CCIC, it has been our practice to periodically distribute UL-CCIC earnings via dividend to us and CCIC in proportion to our respective contributions to UL-CCIC’s registered capital. Such dividends to us are declared in renminbi and in our case settled in U.S. dollars. In the three months ended March 31, 2024, and the years ended December 31, 2023, 2022 and 2021, the dividends distributed from UL-CCIC to us, before withholding taxes, were $34 million, $32 million, $31 million and $30 million, respectively. In addition, we and UL-CCIC have various normal course business interactions and exchange cash flows based on the agreements in place between us. These agreements generate payments to us in the form of payments for management fees relating to corporate support services, royalties and service fulfillment fees. Agreements between UL-CCIC and CCIC also generate payments from UL-CCIC to CCIC. Although the size and rate of any future distributions of UL-CCIC’s earnings will depend on the continued performance of UL-CCIC’s business, we currently intend to continue the size and rate of our existing payment practice of such distributions and any intercompany charges in the future.
Under Chinese foreign exchange regulations, cash generated from our joint venture with CCIC in China may not be used to pay dividends without SAFE approval. We must also obtain SAFE approval to use cash generated from our China-based operations, including UL-CCIC, to pay debts in a currency other than renminbi owed to entities outside China, or to make capital expenditure payments outside China in a currency other than renminbi. To date, we have managed through the Chinese regulatory process and successfully completed all attempted inbound and outbound transactions in a timely manner, while following the relevant government regulations and approval processes. This includes the frequent settlement of intercompany charges and dividend distributions to us. However, these restrictions may in the future limit or prevent us from distributing earnings from UL-CCIC or our other Chinese subsidiaries to us and ultimately to our investors in the United States.
Similarly, our ability to transfer funds from outside of China to UL-CCIC or our other Chinese subsidiaries is subject to foreign exchange controls that may require the approval of, or registration with, Chinese government authorities, including SAFE. For example, if we finance our joint venture with CCIC in China using debt from us or lenders outside of China, the loan would be subject to statutory limits and would need to be registered with the local branch of SAFE. If we finance our joint venture with CCIC using capital contributions, these capital contributions may require registration with other governmental authorities in China, including registration with the Chinese State Administration for Market Regulation and SAFE or their local branches and the reporting of foreign investment information with the Ministry of Commerce of the People’s Republic of China or its local branch.
In light of Chinese regulations on dividends, loans, capital contributions and other transfers between China-based entities and parent companies outside of China, we may not meet the necessary government requirements or obtain the required government approvals on a timely basis, if at all. Failure to meet such requirements or obtain such approvals may negatively impact our ability to distribute earnings from UL-CCIC or any of our other Chinese subsidiaries to us and U.S. investors or to fund or settle amounts under our joint venture agreement with CCIC. Any of the foregoing risks could materially and adversely affect our business, results of operations and liquidity and the value of your investment.
If we fail to comply with Chinese EHS laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
We are subject to numerous EHS laws and regulations, including those governing laboratory procedures, fire safety and the handling, use, storage, treatment and disposal of hazardous materials and wastes. We have significant operations in China that involve the use of hazardous materials, including the operations we conduct through UL-CCIC. Such operations also produce hazardous waste products. We are therefore subject to Chinese laws and regulations concerning the discharge of wastewater, gaseous waste and solid waste. We engage third-party contractors for the transfer and disposal of these materials and wastes. Despite our efforts to comply fully with environmental and safety regulations, any violation of these regulations may result in substantial fines, criminal sanctions, revocations of operating permits, the shutdown of our, including UL-CCIC’s, facilities or the incurrence of obligations to take corrective measures. We cannot completely eliminate the risk of contamination or injury from these materials and wastes. In the event of contamination or injury resulting from the use or discharge of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil, administrative or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover costs and expenses incurred due to on-the-job injuries to our employees and public liability insurance to cover costs and expenses that may be incurred if third parties are injured on our property, such insurance may not provide adequate coverage against potential liabilities. Furthermore, the Chinese government may take steps towards the adoption of more stringent environmental regulations, and, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, we may incur substantial capital expenditures to install, replace, upgrade or supplement our facilities and equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations, and our business may be materially adversely affected.
Risks Related to Information Technology and Our Software
We experienced a ransomware attack which resulted in unauthorized access to and disruption of our systems, and may further result in damage to our brand and reputation, lost sales, legal claims, contractual obligations and increased insurance costs.
On February 13, 2021, we discovered that we were the target of a ransomware attack affecting certain IT systems and the data maintained on such systems. Although the attack caused some internal operational disruption, our incident response efforts appear to have limited the overall impact to our core business operations. Upon discovery of the attack, we took immediate action to implement our incident response and containment protocols, including processes set forth in our business continuity, disaster recovery, and incident response plans. We promptly took certain potentially compromised systems and applications offline, notified law enforcement and certain customers, and engaged cybersecurity experts and professional advisers to assist in addressing and remediating the attack. We also assessed our legal obligations consistent with applicable privacy and data protection laws and notified potentially affected individuals, as well as government entities and other stakeholders, in accordance with such obligations. While we resolved the incident in a manner that restored the functions of our core and other IT systems and the integrity of the data maintained on them, as part of that resolution we relied on certain assurances (e.g., that recommended mitigation steps from the U.S. Department of Commerce’s National Institute of Standards and Technology and MITRE cybersecurity frameworks regarding passwords and threat detection are industry standard or best practice), some of which cannot be independently verified. We are unaware of, nor we do we anticipate, any material notices, claims or enforcement actions in connection with our response to this incident, although they are possible. We have assurances from relevant government entities and regulatory authorities that any investigations initiated in connection with this incident have since been closed. In addition, we have since implemented additional measures designed to avoid the reoccurrence and minimize the impact of such an attack, including the implementation of multi-factor authentication across our enterprise, strengthening password requirements and partnering with a managed service provider to monitor our endpoints globally. As a result of the incident, we incurred a total estimated loss of approximately $26 million, which includes approximately $12 million of lost revenue arising from the business disruption, as well as costs relating to our incident response efforts and was primarily incurred during the six months ended June 30, 2021. We have submitted insurance claims for the lost revenue and certain of these costs, and all such claims have been settled. Although we have taken steps to prevent similar attacks, we cannot guarantee that such attacks will not occur again, and any similar attacks could result in damage to our brand and reputation, lost sales, legal claims, contractual obligations and increased insurance costs.
We and our partners, service providers and other third parties that we interact with face cybersecurity risks and may fail to adequately secure or maintain the confidentiality, integrity or availability of the data held or detect any related threats, which could result in significant liability and reputational harm, and we may incur increasing costs in an effort to mitigate those risks.
Our business’ operations and reputation depend on its ability to maintain the confidentiality, integrity and availability of data and systems related to its customers, employees, suppliers, proprietary technologies, processes, and intellectual property. We and our business and commercial partners, and other third parties with which we interact rely extensively on third-party service providers’ IT systems, including cloud-based systems and on-premises servers (i.e., data centers), to record and process data and manage our operations, among other matters. Additionally, we collect, process, transmit and store data about our partners, customers, suppliers and others, including financial information and personal information, as well as other confidential and proprietary information.
We and our service providers and partners have experienced, and may in the future experience, failures of, or disruptions to, IT systems and data breaches, and attempted and successful cyber-attacks, such as ransomware attacks, and data breaches. The inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, and actual data security breaches, cyber-attacks, or other security incidents have and could in the future result in or expose us to a risk of loss or misuse of personal, confidential or sensitive information, and significant costs to us, which may include, among others, fines and penalties, costs related to remediation, contractual claims from customers, potential costs and liabilities arising from governmental, regulatory or third-party investigations, proceedings or litigation, diversion of management attention and harm to our reputation, all of which adversely affects our business and reputation and could have a material adverse effect on our financial condition. In addition, undiscovered vulnerabilities in our IT systems or services have and could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that have and could attack services and business.
Actual or perceived data security vulnerabilities in our services could harm our reputation and lead customers and partners to reduce or delay future services or use competing services. Cyber-attacks on us or our third-party suppliers, vendors, service providers, or other business or commercial partners can vary in scope and intent from economically-driven attacks to malicious attacks targeting key operating systems with the intent to disrupt, disable or otherwise cripple operations and service offerings. This has and can include any combination of phishing attacks, malware, ransomware attacks, insider threats or viruses targeted at our key systems and the IT systems. In the case of a cyber-attack, other security incident or other IT failure, has and may in the future cause damage to our key systems or cause us to experience: (i) interruption in our services, (ii) misappropriation of personal information regarding our customers, or partners, (iii) the inability to deliver content to customers or operate the services, and (iv) loss of critical data that has and could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business. Furthermore, mitigating the risk of future cyber-attacks, data breaches or IT systems failures has resulted, and could in the future result, in additional operating and capital costs in IT systems technology, personnel, monitoring and other investments.
We have taken steps to protect the confidentiality, integrity and availability of our data, but we cannot guarantee that these steps will be effective. Successful cyber-attacks have and may continue to target us directly, or indirectly target or impact us through our third-party suppliers, vendors, service providers, or other business or commercial partners. Such data security breaches, cyber-attacks, and other security incidents could occur in the future either at their location or ours, or within their systems or our systems, and affect personal or confidential information. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyber-attacks, as well as the sources and targets of the attacks, change frequently. Given the unpredictability of the timing, nature and scope of cyber-attacks and other security incidents, we cannot guarantee that the technologies we use will adequately secure the data we maintain, including confidential and personal information, against such attacks, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of such data, cyber-attacks, or other security incidents that impact the confidentiality, integrity or availability of such data, or our systems and operations.
We may experience a compromise of our systems or data, either due to a failure to adequately protect our information technology systems and network infrastructure or otherwise, which could cause a material adverse effect on our business and operations, such as damage to our brand and reputation, legal claims, increased cost of insurance, remediation costs.
We have experienced, and may in the future experience failures of, or disruptions to, IT systems leading to the accidental or unauthorized destruction, loss, alteration, disclosure of or access to data transmitted, stored or otherwise processed by us. Such failures could include misconfiguration of identify and access management controls, misconfiguration of firewalls, failure to update and patch software on a timely basis, falling victim to social engineering schemes (such as vishing) or negligent or intentional employee or contractor acts or omissions. We take measures designed to prevent the compromise of our systems and data, including looking to the National Institute of Standards and Technology (NIST) Framework to serve as a benchmark for our program and provide guidance, using an endpoint detection and response solution and adding immutability to our backups; however, we cannot ensure these measures will prevent any such compromise. A compromise of our systems or data may lead to the inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, and could also result in or expose us to a risk of loss or misuse of personal, confidential or sensitive information, and result in significant costs to us, which may include, among others, fines and penalties, costs related to remediation, contractual claims from customers, potential costs and liabilities arising from governmental, regulatory or third-party investigations, proceedings or litigation, diversion of management attention and harm to our reputation, all of which adversely affects our business and reputation and could have a material adverse effect on our financial condition. In addition, undiscovered compromises to our systems and other vulnerabilities in our IT systems or services have and could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that have and could attack our services and business.
We may experience an incident leading to an outage of our IT systems or network infrastructure which may impact our operations, including our ability to deliver services to customers, which may result in damage to our brand and reputation, lost sales, legal claims, contractual obligations, and increased insurance costs.
Outages of our IT systems or network infrastructure, attempts to overload our servers with denial-of-service, ransomware attacks, cyber-attacks, computer viruses or malicious code, break-ins, social engineering attacks (such as phishing or vishing), unintentional incidents causing loss of data, or similar incidents or other IT failures, have and may in the future cause damage to our key systems or cause us to experience: (i) interruption or delays in our services, (ii) misappropriation of personal information regarding our customers or partners, (iii) the inability to deliver services to customers or operate the services, and (iv) loss of critical data, all of which has and could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business.
The services we provide are often critical to our customers and partners’ businesses. Certain of our agreements require us to comply with certain data security obligations, which could include ongoing operations of our IT systems and network infrastructure without interruptions, maintaining network security and backup data, ensuring our network is virus-free and maintaining business continuity planning procedures. Any failure to meet such contractual obligations, whether or not a result of or related to the services we provide, or an incident leading to an outage of our IT systems or network infrastructure could damage our reputation or result in a claim for substantial damages against us. Our liability for such outages, breaches of data security requirements or similar incidents may require us to indemnify our customers or our partners, and could result in reputational damage or a loss of customers, partners and revenue.
Furthermore, mitigating the risk of such future incidents has resulted, and could in the future result, in additional operating and capital costs in IT systems technology, personnel, monitoring, insurance coverage, lost sales, mitigation, remediation and other investments.
We may experience an incident leading to unauthorized access to, disclosure or loss of personal information, including customer data and confidential information, which may result in damage to our brand and reputation, lost sales, legal claims, contractual obligations, and increased insurance costs.
Actual or perceived data security vulnerabilities in our services, cyber-attacks or other security incidents could harm our reputation and lead customers and partners to reduce or delay future services or use competing services. Such incidents directed against us or our third-party suppliers, vendors, service providers or other business or commercial partners, can vary in scope and intent from economically-driven attacks to malicious attacks targeting key operating systems with the intent to disrupt, disable or otherwise cripple operations and service offerings. This has and can include any combination of phishing attacks, malware, ransomware attacks, insider threats or viruses targeted at our key IT and other systems. Our existing general liability and cybersecurity insurance may not cover any, or may cover only a portion of any, potential claims or expenses related to such incidents that affect us or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. In addition, such insurance may not be available to us on economically reasonable terms in the future. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating expenses and reduce our net income, or increase our net loss.
We may experience a ransomware incident with a high ransom demand which could impact financial performance, in addition to other risks described above.
Our IT systems have been, and may in the future be, subject to ransomware attacks and similar incidents or disruptions. The theft, destruction, loss, misappropriation or release of personal or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, as a result of such attack could result in business disruption, negative publicity, reputational harm, violation of privacy laws, loss of customers and liability, all of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, as a result of such attacks, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by government authorities. Moreover, we have and could incur significant costs, including costs associated with paying the ransom, negotiating the ransom, notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state, and local laws and regulations.
We may experience a compromise of our systems or data, which could cause a compromise of the environments of our customers or other third parties with which we conduct business, and may result in damage to our brand and reputation, lost sales, legal claims, contractual obligations, and increased insurance costs.
While we invest in systems and processes that are designed to detect and prevent compromises of our systems or data, including cyber-attacks and other security incidents, and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all such incidents from occurring, and we and our partners and third parties with whom we interact may still experience such incidents. As such incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

Any such actual or perceived incidents have and in the future could expose us to additional regulatory scrutiny and result in a violation of applicable data privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, and could adversely impact our results of operations and financial condition.
Partial or total destruction of our databases, technology support or technology solutions would have a material adverse effect on our business, financial condition and results of operations.
We maintain databases containing information on many of our available tests, which represent an integral part of our technological advantage. To limit the risk of a partial or total destruction, the main databases are kept in clusters of high availability datacenters interconnected via high-speed communication lines. To further ensure availability, we systematically apply immutable off-site back-ups of the databases. However, if the databases were to be corrupted, damaged or destroyed, it could have an adverse effect on our business, financial position and results of operations.
If we fail to manage our SaaS hosting network infrastructure capacity, or if our infrastructure experiences a significant disruption, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions, which could have a material adverse effect on our reputation and business and could lead to litigation.
We have experienced significant growth in the number of users, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our SaaS hosting network infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.
Additionally, any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of the public cloud providers, could harm our reputation, business and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:
•human error;
•security breaches;
•telecommunications outages from third-party providers;
•computer viruses;
•acts of terrorism, sabotage, or other intentional acts of vandalism, including cyber-attacks;
•unforeseen interruption or damages experienced in moving hardware to a new location;
•fire, earthquake, flood, and other natural disasters; and
•power loss.
Although we maintain a comprehensive disaster recovery plan, store data in more than one geographically distinct location, and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any factor causing disruption, including those described above, or certain other failures of our computing infrastructure, customers may not be able to access their data for 24 hours or more and there is a remote chance that customer data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solutions.

The legislative, judicial and regulatory landscapes relating to data collection, use and processing are challenging to comply with and are evolving and may impact our ability to collect, use and process data, including personal information, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business. The actual or perceived failure to comply with data privacy laws and regulations could result in significant liability or reputational harm.
The domestic and international regulatory environment regarding data privacy and data security is increasingly evolving and demanding, which includes new and changing requirements, which could cause us to incur substantial costs. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and state equivalents, and various state laws relating to data privacy and data security, including the California Consumer Privacy Act (the “CCPA”). As such, the U.S. Federal Trade Commission, U.S. Department of Health & Human Services, many state attorneys general and many courts interpret the various existing federal and state data privacy and consumer protection laws, and therefore enforce various standards for the collection, disclosure, process, use, storage and security of data, including personal information. For example, HIPAA is a federal law protecting patient health information and creating standards for entities subject to HIPAA, either as a covered entity or a business associate, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”) is a federal law that imposes certain obligations on business that send commercial emails, such as a requirement to include in every commercial email an “unsubscribe link.” In addition, the CCPA created new individual data privacy rights for California residents, and places increased data privacy and security obligations on entities handling certain personal information of California-resident consumers and households. The CCPA, and other similar state comprehensive laws that have been passed since, requires covered companies to provide disclosures to consumers of the relevant states about such companies’ data collection, use and disclosure practices, provide such consumers with rights to access, correct and delete their personal information and to opt-out of certain processing of personal information.
In the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on the collection and use of data about individuals. Although data privacy legislation has been introduced in the U.S. Congress to address data privacy more generally, despite significant legislative activity, to date there has not been any significant successful effort at enacting any such legislation; nevertheless, in the event of any such legislation, it would create additional regulatory and compliance obligations, legal risk exposure, and could significantly impact our business activities. In California, the California Privacy Rights Act (the “CPRA”) took effect on January 1, 2023. The CPRA significantly modified the CCPA, including by imposing additional data privacy and protection obligations on covered companies and expanding consumer rights with respect to certain sensitive personal information. It also created a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of covered businesses in the areas of data privacy and security. Other states have also enacted comprehensive consumer data privacy laws that create rights and impose corresponding obligations on covered companies relating to the access to, deletion of and disclosure of personal information collected by covered businesses about residents of the respective states. Currently, the following states have enacted consumer privacy laws that are in effect: Colorado, Connecticut, Utah and Virginia. Moreover, the following states have also passed consumer data privacy laws that that go into effect in 2024, 2025 or 2026: Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas. Similar other laws have been proposed in other states and at the federal level, and if passed, we could be subject to such laws regardless of whether we have operations or a physical presence in the applicable state. Although these new laws largely focus on consumers (other than the CCPA), these new state laws reflect a trend toward more stringent data privacy legislation in the United States. We anticipate that similar laws will continue to be proposed at both the state and federal level. These new laws may impose obligations similar to or more stringent than those we are subject to under other data protection laws. Further, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
In the European Economic Area (the “EEA”) we are subject to the GDPR and any additional requirements in the national implementing laws of countries in the EEA, and in the UK, we are subject to the UK data protection regime consisting primarily of the UK General Data Protection Regulation (“UK GDPR”) and the UK Data Protection Act 2018, in each case in relation to our access, collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual, or personal information. The GDPR and UK GDPR both apply extra-territorially and impose a strict data protection compliance regime with onerous requirements on controllers and processors of personal information. Where we act as a controller, these include, for example: (i) accountability and transparency requirements (detailed disclosures about how personal information is collected and processed), and enhanced requirements for obtaining valid consent (or demonstrating that another appropriate legal basis is in place or otherwise exists to justify data processing activities); (ii) obligations to consider and implement data protection requirements as any new services are developed and to limit the amount of personal information processed; (iii) obligations to comply with data protection rights of data subjects (including the right to access and the right to be “forgotten”); (iv) reporting of personal information breaches to the supervisory authority without undue delay (and no later than 72 hours); and (v) complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. We generally act as a processor when we process personal information on behalf of our customers. Where we act as a processor and process personal information on behalf of our customers or partners we are required to execute mandatory data processing clauses with our customers/partners, notify our customers/partners of any personal information breaches involving customer personal information, assist our customers/partners with any data subject rights requests and any data protection impact assessments, and maintain a record of data processing, among other requirements under the GDPR and the UK GDPR.
The GDPR and UK GDPR each prohibit the international transfer of personal information from the EEA and the UK, respectively, to countries outside of the EEA and the UK, respectively, unless made to a country deemed to have adequate data privacy laws by the European Commission or the UK government (as applicable) or where a data transfer mechanism has been put in place. Recent international legal developments have created complexity and uncertainty regarding transfers of personal information. As data protection authorities in the EEA and UK issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints or regulatory investigations or fines, or if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we operate our business and could harm our business, financial condition and results of operations. Other jurisdictions we operate in may have similar restrictions on transfers outside of the jurisdiction.
These data privacy laws are uncertain, evolving and interpreted and applied in different ways in different countries, even with respect to definitions of personal information and concepts such as anonymization and pseudonymization. There will be increasing scope for divergence in application, interpretation and enforcement, and risks. This will present operational challenges, for example, if dealing with notification requirements in the context of a multijurisdictional data breach. As a result, our legal obligations in different countries, and our efforts to comply with those legal obligations, may be inadequate or in conflict. We cannot guarantee that we are, or will be, in compliance with all applicable domestic and international regulations as they are enforced now or as they evolve.
Any actual or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to data privacy, data security, or personal information may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our business or commercial partners and customers to lose trust in us, which could have an adverse effect on our reputation and business. For example, under the CCPA the California Attorney General or California Privacy Protection Agency may impose civil penalties for violations of up to $7,500 per violation, and it also provides a private right of action for certain data breaches. It is not certain as to how the violation will be calculated, for example, if it will be per person or per instance of noncompliance, meaning there is potential for the penalty to become significant. In addition to the fines under the CCPA, we are also subject to the supervision of local data protection authorities in the EEA and UK. Fines for certain violations of the GDPR and the UK GDPR are significant—for example, up to the greater of €20 million (£17.1 million) or 4% of total global annual turnover. Therefore, a breach of data privacy laws could result in regulatory investigations, reputational damage, orders to cease or change how we process data, enforcement notices or assessment notices (for a compulsory audit). In addition, we may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
If we use open source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to legal expenses, damages or costly remediation or disruption to our business.
We use open source software in some of our solutions. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions as currently marketed. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. Additionally, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on terms that are unfavorable to such user or at no cost. This can effectively render what was previously proprietary software open source software. While we have policies and procedures in place governing the use of open source software, there is a risk that we incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us.
If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. It is possible under the terms of certain open source licenses (often called “copyleft” or “viral” licenses), if we combine our proprietary software with open source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing and commercialization of our solutions, each of which could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could be required to expend significant time and resources to replace the open source software or obtain a commercial license, which may not be available.
Sales and implementation of our software and related services, including our cloud services, are subject to a number of material risks, some of which are beyond our direct control.
A core element of our business is the successful implementation of our software and service solutions. The implementation of our software and cloud-based service deliveries depends on us, our partners, our customers or a combination thereof. The sale and implementation of our software and related services subjects us to a number of risks, including but not limited to:
•insufficient or incorrect information provided by customers, resulting in mismatched contractual commitments and execution;
•insufficient customer expectation management, including with respect to scope, integration capabilities, implementation and the utilization of our solutions;
•lack of customer commitments and respective engagements, including any insufficient commitment of resources or lack of solution migrations to the latest offerings, resulting in delays or deviations from recommended best practices;
•challenges to effectively implementing acquired technologies;
•unrenderable services committed during the sales stage;
•security risks related to our hosting infrastructure that are not mitigated by cloud platforms; and
•deviations from our standard terms and conditions.
Any of these events could have an adverse effect on our business, financial condition and results of operation.
We use software vendors and network and cloud providers in our business, and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, it could have an adverse effect on our business, financial condition and results of operations.
Our ability to provide our services to our customers and operate our global business requires that we work with certain third-party providers, including software vendors and network and cloud providers, and depends on such third parties meeting our expectations in both timeliness, quality, quantity and economics. Our third-party suppliers may be unable to meet our expectations due to a number of factors, including factors attributable to the COVID-19 pandemic or personnel limitations as a result of a reduction in force. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they offer their services to us on less advantageous terms. In addition, while there are backup systems in many of our operating facilities, we may experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our services, which could have an adverse effect on our business, financial condition and results of operations.
We could lose our access to our data providers, which could negatively impact our software solutions and could have a material adverse effect on our business, financial condition and results of operations.
Our software business depends upon continued access to and receipt of data from external sources. Our data providers could stop providing data, provide outdated data or inaccurate data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our data providers in a way that allows us to legally use the data. If we were to lose access to this external data, either temporarily or permanently, or if our access or use were restricted or were to become less economical or desirable, our ability to provide the full breadth of our S&A services and software solutions could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data providers or that we will be able to continue to obtain data from them on acceptable terms, or at all. Further, we cannot provide assurance that we will be able to obtain adequate data on commercially acceptable terms from alternative sources if our current sources become unavailable.
A failure in the integrity of our data or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.
The reliability of our services is dependent upon the integrity of the data in our global systems. A failure in the integrity of our systems, or an inability to ensure that our usage of data is consistent with any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. For example, we license data from third parties for inclusion in the data solutions that we sell to our customers, and while we have guidelines and quality control requirements in place, we do not have absolute control over such third parties’ data collection and compliance practices. We may experience an increase in risks to the integrity of our systems as we acquire content through the acquisition of companies with existing systems that may not be of the same quality or integrity as our existing systems.
In addition, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet as well as emergence of new technologies. These improvements, as well as changes in customer preferences or regulatory requirements or transitions to non-traditional or free data sources or new technologies, may require changes in the technology used to gather and process our data and deliver our solutions. Further, we rely on third-party technology contractors that have extensive knowledge of our systems and database technologies. The loss of these third-party contractors could negatively affect our ability to maintain and improve our systems. Our success will depend, in part, upon our ability to:
•internally develop and implement new and competitive technologies;
•leverage mature governance, data and analytic capabilities to enable a more efficient and scalable business;
•use leading third-party technologies and contractors effectively;
•respond to changing customer needs and regulatory requirements, including being able to bring our new solutions to the market quickly; and
•transition customers and data sources successfully to new interfaces or other technologies.
We may not successfully implement new technologies, cause customers or data suppliers to implement compatible technologies or adapt our technology to evolving customer, regulatory and competitive requirements. If we fail to respond, or fail to cause our customers or data suppliers to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, the delivery of our services and our market reputation could be adversely affected. Additionally, our failure to implement important updates or the loss of key third-party technology consultants could affect our ability to successfully meet the timeline for us to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.
Although we are continually evolving the systems upon which we rely to meet customer demands and support the development of new solutions and technologies, certain of our existing infrastructure is comprised of complex legacy technology that requires time and investment to upgrade without disruption to the business. We have also licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant such licenses and by customers, they may take actions that could materially adversely affect the value of our proprietary rights or our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Third Parties

Our business depends substantially on the level of our customer satisfaction and specifically on customers maintaining their agreements with us and purchasing additional services from us. Any significant decline in our customer satisfaction rates or the rates at which our customers purchase additional services from us, as well as any increase in the rates at which our customers terminate our agreements with us, in each case, could harm our business, financial condition and results of operations.
In order for us to improve our operating results, it is important that our customer satisfaction remains high, that our customers maintain their agreements with us and that they also purchase additional services from us. We believe we have a strong business model that will continue to generate significant recurring revenue as long as our customers continue to use the UL Mark on their products and components. However, our customers generally have no obligation to continue purchasing additional services under their agreements with us, and there is no assurance that our customers will continue to request services under their agreements with us at the same or a higher level of service, if at all. Every year, some of our customers elect not to continue purchasing services under their agreements with us. Moreover, certain of our customers have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our customer retention rates and the amount of services purchased under their agreements may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, our customer service, our pricing, the prices of competing services, mergers and acquisitions affecting our customer base or the acquired customer base, reduced hiring by our customers or reductions in our customers’ spending levels. If our customers do not maintain their agreements with us or the level of services purchased thereunder, renegotiate such agreements, purchase our services on less favorable terms or fail to purchase additional services from us at all, our revenue may decline and our operating results may be harmed.
Any requirements that we accept third-party test results or certifications of components, end products, processes or systems in lieu of collecting our own data and conducting our own tests could impact the demand for our services and have a material adverse effect on our business, financial condition and results of operations.
We generally do not accept third-party test results or certifications. For example, when providing TIC services to our customers, in most cases we do not rely on data, test results or certifications provided by such customers or other TIC providers on components, end products, processes or systems. Instead, we gather our own data and conduct our own tests, which helps us maintain the integrity of our brand and contributes to our revenue. Any requirement—by our customers, regulators or otherwise—to accept third-party data, test results or certifications could negatively impact our reputation or reduce demand for our services. If we were to accept third-party test results or certifications of certain components and test only end products, and if any such end products were to fail, be non-compliant, cause property damage or physical injury or otherwise fail to meet our customers’ expectations, we could be subject to additional liability and reputational damage. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Any unethical conduct by our employees, agents, customers, contractors or partners could result in financial penalties or affect our brand, reputation or image, any of which could have a material adverse impact on our business, financial condition and results of operations.
We strive to enforce strict ethical values and principles in conducting our business. However, the risk of isolated acts in breach of these values and principles by our employees, agents, customers, contractors or partners cannot be ruled out. These may include employee actions, such as what is known as dry labbing—fabricating test results—wrongful disclosure of confidential customer information, violation of Company policies or failures to act in the face of corruption in order to secure personal gain, facilitate business development, avoid or settle disputes or fast track administrative decisions, as well as fraudulent acts, conflicts of interest, anti-competitive practices and violation of international economic sanctions.
In terms of ethical conduct, we believe our main risk exposure to be the corruption of our employees or contractors during an audit or inspection carried out at a customer’s premises, or at the premises of one of the customer’s suppliers on behalf of the customer, and we have in the past received reports of our employees and contractors being offered bribes. The risk of corruption increases when (i) the company audited or inspected by our employees or contractors is located in a jurisdiction where corruption is considered to be endemic, culturally accepted or commonly attempted, or when (ii) the audited entity’s business or the development of that business depends on the delivery of a favorable report by us.
We may also experience unethical conduct from customers, which could impact our business. For example, we are subject to the risk that customers will, and have had customers in the past, provide curated or cherry-picked samples that are not representative of production units for use in our testing, inspection and certification processes, which can affect the integrity of our results. In addition, certification programs, or schemes, are governed by rules that can be complex and costly to implement. Our employees and contractors have in the past, and may in the future, face pressure from customers to deviate from a proscribed scheme. Any such deviation, or any other unethical conduct, could result in damage to our reputation or the loss of our accreditations, either of which could have a material adverse impact on our business, financial condition and results of operations. Failure to comply with independence or objectivity rules (which may or may not result from an act of corruption) is also considered a major risk for our business. As another example, we are subject to the risk that our customers or partners will use our name in a misleading or otherwise unethically impermissible way in an attempt to use our reputation to their advantage.
Our subcontractors, outside laboratories and other third parties with which we do business could take actions that could harm our business.
We outsource a number of our services, including certain of our laboratory activities. Our subcontractors, outside laboratories and other third parties with which we do business are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them and applicable laws and regulations. However, they are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. If any of our subcontractors, outside laboratories or other third parties do not fulfill their contractual obligations to deliver their products or services on time or on budget, our business, financial condition and results of operations could be adversely affected.
Additionally, if such third parties do not successfully operate their businesses in a manner consistent with required laws, standards or regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, subcontractors and vendors. In addition, our relationship with our subcontractors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices relating to the existing required standards. These strains in our relationships or claims could have a material adverse effect on our reputation, business, financial condition and results of operations.
A conflict of interest or perceived conflict of interest between our business and the research and standards activities of UL Research Institutes and UL Standards & Engagement, respectively, could adversely impact our reputation and could also have a material adverse effect on our business, financial condition and results of operations.
We are controlled by UL Standards & Engagement, of which UL Research Institutes is the sole member. UL Research Institutes and UL Standards & Engagement are both nonprofit organizations. UL Research Institutes is focused on the research and exploration of, and communication about, threats to human safety, and UL Standards & Engagement is focused on the translation of research insights into practical innovations to advance human safety through development of safety standards and proactive communication, advocacy and policy initiatives related thereto. Like other TIC providers, we often test and certify against such standards when performing our TIC services, and we participate in meetings and in standards technical panels convened by UL Standards & Engagement on equal footing with other TIC companies. Although we are dedicated to maintaining our impartiality and independence and have appropriate systems and processes in place to maintain separation between our business and the activities of UL Research Institutes and UL Standards & Engagement, perceived conflicts of interest may arise where we test, inspect or certify products to assess whether they meet standards developed by UL Standards & Engagement. Conflicts of interest could also arise between UL Research Institutes’ or UL Standards & Engagement’s activities and our business or the interests of any of our customers, which could result in the loss of such customers or adversely affect our ability to grow our relationships with existing customers or to attract new customers in industries or areas on which our strategy and growth objectives are focused. A conflict of interest, whether actual or perceived, between us and UL Standards & Engagement or UL Research Institutes could negatively affect our brand or reputation or the integrity of our reports, certificates and certification marks, any of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various restrictive covenants that could materially adversely impact our business, financial position, results of operations and cash flows.
From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation obligations), including in connection with business dispositions or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or employees. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our business, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.
Risks Related to Litigation and Regulation

Allegations of our failure to properly perform our services may expose us to potential product and other liability claims, recalls, penalties and reputational harm or could otherwise cause a material adverse effect on our business.
We face the risk of financial exposure to product, consumer class action and other liability claims alleging that our failure to adequately perform our services resulted in adverse consequences, including product recalls or seizures, adverse publicity and safety alerts. For example, we have been, and may in the future be, subject to claims resulting from our misapplication of standards or regulations, errors in our testing procedures and our failure to perform certain inspections. We could also face claims that we performed erroneous or out-of-specification testing or data integrity complaints, which could require retesting, and which could result in claims of economic or other loss or which could result in personal injury. We derive limited revenue from government customers and our government contracts may contain additional requirements that may increase our costs of doing business, subject us to additional government scrutiny and expose us to liability for failure to comply with contractual requirements. A product liability judgment against us could also result in substantial and unexpected costs, affect customer confidence in our services, damage our reputation and divert management’s attention from other responsibilities.
Although we maintain product and professional liability insurance coverage in amounts we believe are customary, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or seizure, consumer class action or partially or completely uninsured judgment against us could have a material adverse effect on our business, prospects, financial condition and results of operations.
Changes to the relevant regulatory frameworks could result in a reduction in required inspections, tests or certifications, or harmonized international or cross-industry benchmarks and standards, any of which could lead to the reduction in demand for, or commoditization of, our services.
We conduct our business in a heavily regulated environment, with regulations sometimes differing widely from one country to the next. Many of our business activities involve inspecting, testing or certifying compliance with all types of benchmarks, regulations and standards. These regulatory frameworks are at the heart of most of our operating activities and directly determine our capacity to exercise our TIC activities as well as the operating conditions in which we conduct them.
We benefit from a broad range of differing certification standards that apply to TIC across different countries, regions and states as our customers are frequently required to comply with multiple applicable standards across jurisdictions, thereby increasing their regulatory compliance obligations. Increased competitive pressure on TIC activities could drive an acceleration in efforts to harmonize international or cross-industry benchmarks or standards with which our customers regularly need to demonstrate their compliance in order to act in accordance with applicable laws and regulations. If government or other authorities adopt uniform standards or agree to mutually recognize each other’s standards, this could lead to the reduction in demand for, or commoditization of, our TIC services. If the trend were to swing the opposite way, it would lead to fragmentation owing to a decoupling of the Chinese, U.S. and European economies. Certain countries could also choose not to allow private or foreign companies to engage in the local TIC market or may decide to change the rules for conducting business such that we can no longer operate in those countries.
Regulatory developments concerning the collection, use and storage of data could negatively impact our business.
Because personal, public and non-public information is stored in some of our databases, we are vulnerable to government regulation and adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under GDPR, UK GDPR, China’s Data Security Law and the PIPL and various other U.S. and international regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace.
However, many consumer advocates, privacy advocates and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. We have implemented various measures to comply with the data privacy and protection principles of GDPR and similar laws and regulations; however, there can be no assurances that such methods will be deemed fully compliant. If we are unable to comply with such data privacy and protection principles, it will impede our ability to conduct business, including between the United States and the European Union, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following legal and regulatory developments also could have a material adverse effect on our business, financial position, results of operations or cash flows:
•amendment, enactment or interpretation of laws and regulations which restrict the access and use of personal information and reduce the supply of data available to customers;
•changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our services or solutions;
•failure of our services or solutions to comply with current and future laws and regulations; and
•failure of our services or solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.
Our services sometimes involve handling or disposing of hazardous substances or dangerous materials, and we are subject to environmental requirements and risks which could result in significant costs, liabilities and obligations.
Our operations are subject to stringent and complex U.S. federal, state and local, as well as foreign, laws and regulations governing the discharge of materials into the environment, the health and safety aspects of our operations or otherwise relating to environmental protection. Some of our services and operations involve the handling or disposal of hazardous substances or dangerous materials, including explosive, chemical, biological, radiological or nuclear materials. These activities generally subject us to extensive environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances or dangerous materials. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government, and could also result in investigations, the imposition of corrective action or remedial obligations and the issuance of orders limiting or prohibiting some or all of our operations. In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. We, like other businesses, can never completely eliminate the risk of contamination or injury from certain materials that we use in our business. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, it may result in a material adverse effect on our business, financial condition and results of operations.
Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations, regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.
We have limited, and potentially insufficient, insurance coverage for expenses and losses that may arise in connection with environmental contamination. Finally, in connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses.
Failure to comply with labor and employment laws and regulations to which we are subject could result in penalties or costs that could adversely affect our consolidated results of operations.
Our business is subject to complex and stringent regulations, both in the United States and internationally, related to employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation and other laws and regulations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the labor and employment laws and regulations to which we are subject, including, for example, the Occupational Safety and Health Act of 1970. Changes in laws, regulations and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our consolidated results of operations.
Changes in, a significant delay in obtaining, failure to obtain or the withdrawal or revocation of our licenses, approvals, accreditations or other authorizations or delegations of authority would likely have a material adverse effect on our business, financial condition and results of operations.
We are required to obtain and hold permits, licenses, accreditations and other regulatory approvals from numerous governmental bodies, both in the United States and in other countries in which we operate, in order to comply with operating and security standards imposed by such bodies. We are also required to obtain various accreditations and professional licenses. For example, in accordance with the laws and regulations of China, we are required to obtain and maintain various approvals, permissions, licenses, permits and registrations in order to operate our business there. Most critically to our business in China, and for each of our businesses there, we and UL-CCIC are required to register with and obtain a business license from the State Administration for Market Regulation and/or its local branches and, in the case of UL-CCIC, to receive approval from the Certification and Accreditation Administration of the People’s Republic of China. To date, we and UL-CCIC have completed such registration and received such required business licenses and accreditations to operate our business. In addition, depending on the services being provided by a laboratory in China, we are required to obtain certain qualifications from the China Inspection Body and Laboratory Mandatory Approval authority for such lab.
From time to time, we have experienced delays in obtaining or renewing, and may have failed to obtain, certain required approvals, and there can be no assurance that we will be able to obtain or maintain any such approvals in the future. To date, any such delays or failures to obtain required approvals has not had a material impact on our business or operations. Failure to maintain or renew necessary permits, licenses, accreditations, approvals or authorizations, or to comply with required standards, or any inadvertent conclusion by us that any such permits, licenses, accreditations, approvals or authorizations are not required, could result in our or inability to continue our businesses in the various jurisdictions in which we operate in a manner consistent with past practice, which could in turn have an adverse effect on our results of operations and financial position.
We could also be required to obtain new or different permits, licenses, accreditations, approvals or authorizations in the future. If any new necessary permits, licenses, accreditations, approvals or authorizations are required, or if any review or other procedure is required, we or may not be able to obtain such permits, licenses, accreditations, approvals or authorizations or complete such review or other relevant procedure in a timely manner or at all. Any permits, licenses, accreditations, approvals or authorizations that we obtain could nevertheless be revoked or the terms of their issuance may impose restrictions on our operations.
Our customers may require evidence of various government and private professional licensing and accreditations as part of their selection of a provider of our services, while various governmental and regulatory authorities may mandate certain accreditations and professional licensing in connection with the performance of various services. Although we believe our operations comply with all material accreditation and professional licensing requirements, there can be no assurance that we will always be able to obtain the accreditations and professional licenses necessary or desirable for our business in each jurisdiction in which we operate or seek to operate. A material delay in obtaining, the failure to obtain or the withdrawal or revocation of, licenses, approvals or other authorizations could have a material adverse effect on individual operations within our business or, more broadly, a negative effect on our overall operations and reputation.
The accreditations, approvals, permits, delegations of authority, official recognition and other authorizations we must in some instances obtain are issued by public authorities or professional organizations, often following long and often complex review procedures. Most authorizations are granted for limited periods of time and are subject to periodic renewal by the authority concerned. For some of our businesses, we must be an active member of certain professional organizations in order to be eligible for select projects.
Although we closely monitor the quality of services provided under these authorizations, as well as the renewal and stability of our authorizations portfolio, any failure to meet our professional obligations or conflicts of interest, real or perceived, could cause us to lose one or more of our authorizations, either temporarily or on a permanent basis. A public authority or professional organization that has granted us one or more authorizations could also unilaterally decide to withdraw such authorizations. For example, the American National Standards Institute accredits one of our primary certification programs using a set of standards published by ISO. If we were to lose this accreditation, our revenues would be negatively impacted, which would cause a material adverse effect on our business, financial condition and results of operations.

Similarly, although we monitor developments in the regulatory landscapes in the jurisdictions in which we operate, if any regulatory agency were to decide that we have not met their required standards or obtained or maintained their required permissions or approvals, such regulatory agency could impose fines and penalties on, limit or revoke our operating privileges in that jurisdiction or take other actions that could have a material adverse effect our business, financial condition, results of operations and reputation.
We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future.
Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are currently pursuing and defending various proceedings and will likely be subject to additional proceedings in the future, including, among others, litigation regarding the services and solutions we provide, ordinary course employment litigation and intellectual property-related claims.
For example, as with any TIC company, the quality and pertinence of our work and findings could be called into question in the event that flaws are subsequently identified or a major incident occurs. What makes these types of claims different is that TIC companies can be held liable for sums that are often disproportionate in light of the amounts actually paid for the services provided. In the normal course of our business, we are sometimes involved in proceedings that seek to establish our professional liability on a contractual or extra-contractual basis in connection with the TIC services we provide.
In litigation, plaintiffs may seek various remedies, including without limitation declaratory or injunctive relief; compensatory or punitive damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. In some instances, even if we comply with applicable laws and regulations, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. It is likely that we will be subject to other claims in addition to those described above by similar groups of plaintiffs in the future relating to any of our current or former facilities or activities. In addition, awards against and settlements by our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.
Any claim brought against us, regardless of its merits, could be costly to defend and could result in an increase of our insurance premiums and exhaust our available insurance coverage. The financial impact of litigation is difficult to assess or quantify. Some claims brought against us might not be covered by our insurance policies or might exhaust our available insurance coverage for such occurrences. Furthermore, an insurer might refuse coverage, and even where the claim should be covered by insurance, we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. To the extent our insurance coverage is inadequate and we are not successful in identifying or purchasing additional coverage for such claims, we would have to pay the amount of any settlement or judgment that is in excess of policy limits. Claims against us that result in entry of a judgment or that we settle that are not covered or not sufficiently covered by insurance policies, or which fall within retained liability under our policies, could have a material adverse impact on our business, prospects, financial condition and results of operations.
Our engagements may result in professional or other liability.
Much of our business involves the provision of professional services. Our services typically involve difficult engineering and scientific assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on a customer’s business, cause a customer to lose significant amounts of money or prevent a customer from pursuing desirable business opportunities. Accordingly, if a customer is dissatisfied with our performance, the customer could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed customer confidential information, lost or damaged product samples, infringed on patents or otherwise breached our obligations to a customer could expose us to significant liabilities to our customers or other third parties or tarnish our reputation.
Risks Related to Our Intellectual Property
Any failure to obtain, maintain, adequately protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology, the UL Mark and our brand.
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights. We rely on a combination of trademarks, certification marks, service marks, patents, trade secrets, copyrights and other forms of intellectual property, contractual restrictions and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our UL Mark, brand, know-how or technology if we are unable to enforce our rights for whatever reason or if we do not detect unauthorized use or if there is misuse of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to or copy our proprietary technology, use similar trademarks and certification marks and develop and commercialize substantially identical services or technologies, such that our business, financial condition, results of operations or prospects may be harmed.
We believe that our trademarks, logos, service marks and certification marks are integral to our business and our success in building our reputation, customer loyalty and the goodwill associated with our business. The UL Mark, in particular, is critical to our business and our brand, and any loss of protection of the UL Mark would likely have a material impact on either or both. We rely on trademark registrations and have registered, or have applied to register, those trademarks, service marks and certification marks that we believe are important to our business with the United States Patent and Trademark Office and in many foreign jurisdictions. We cannot assure that our applications will be approved or that these registrations will prevent imitation, counterfeiting or other infringement of our name, certification marks, service marks or the infringement of our other intellectual property rights by others. Third parties may also oppose our trademark applications and registrations or otherwise challenge our use of the trademarks, certification marks or service marks. Imitation, unauthorized use or misuse of our name, certification marks or service marks in a manner that projects lesser quality or carries a negative connotation of our brand image or services could have a material adverse effect on our business, financial condition, and results of operations. To assert control over the use of our trademarks, we rely on contractual protections with our customers, and we implement quality control measures and monitoring techniques intended to protect our trademarks from unauthorized use or other misuse. However, no assurances can be given that those contracts will not be breached, and we cannot be certain that the actions we have taken to establish, police and protect our trademarks or our resources will be adequate to prevent or detect infringing use by others. If disputes arise in the future, we may not be able to successfully resolve these types of conflicts to our satisfaction. In the event that our certification marks, trademarks or service marks are successfully challenged or cancelled, we could lose protection for them in the applicable jurisdiction, which could result in third parties using identical or confusingly similar marks to our trademarks, certification marks or service marks, loss of brand recognition, could require us to change the operation of our business and could require us to devote resources to advertising and marketing. Although we cannot currently estimate the likelihood of success of any such lawsuit, administrative challenge or ultimate resolution of such a conflict, such a conflict, regardless of outcome, could have an adverse effect on our business, financial condition and results of operations. In the future, we may acquire additional trademarks, service marks or certification marks, or license such marks from third parties, which could require significant cash expenditures. The loss of our trademark protection or the inability to enforce our trademarks, service marks, or certification marks against unauthorized copying or use could have a material adverse effect on our business, financial condition and results of operations.
We have filed various applications for certain aspects of our intellectual property in the United States and other countries, and we currently hold issued patents in multiple jurisdictions. In the future we may acquire additional patents or patent portfolios, license patents from third parties or agree to license the technology of third parties, which could require significant cash expenditures. Our patents do not cover all of our technologies, methods and systems and our competitors or others may design around our patented technologies. Further, when we seek patent protection for a particular technology, there is no assurance that the applications we file will result in issued patents or that if patents do issue as a result that they will allow us to effectively block competitors creating competing technology. Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To secure and protect our intellectual property, including know-how and trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators who contribute to our material intellectual property or have access to our proprietary or confidential information to enter into agreements which include invention and intellectual property assignment language and provisions restricting use and disclosure of our proprietary or confidential information. We also rely on customary contractual protections with our suppliers and customers, and we implement security measures intended to protect our trade secrets, know-how and other proprietary information. However, no assurances can be given that all employees, consultants, advisors or other collaborators who have contributed to material intellectual property development or have had access to our proprietary or confidential information, have actually executed one of these agreements and even if they have, that those contracts will not be breached. Further, those contracts and arrangements may be ineffective in protecting our intellectual property, may not prevent unauthorized disclosure, and do not prevent third parties from independently developing technologies that may be substantially equivalent or superior to our technology. The loss of our intellectual property or the inability to protect our proprietary technology against unauthorized copying or use could have a material adverse effect on our business, financial condition and results of operations.
We also currently hold various domain names relating to our brand. The regulation of domain names in the United States and other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirement for holding domain names. As a result we may not be able to acquire or maintain all domain names that are important for our business or use our name. Furthermore, we may be unable to prevent third parties from acquiring and using domain names that are confusingly similar to, or that otherwise have a negative impact on, the value of our trademarks, certification marks and other proprietary rights or intellectual property rights. Any inability or failure to do so could adversely affect our brand and make it more difficult for users to find our websites.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights against others may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our ability to adequately protect our intellectual property rights also depends, in part, on our relationships with enforcement officials in the jurisdictions in which we operate, their familiarity with the Company and the UL Mark and the reputation and vigilance of our field engineering and brand protection teams in such jurisdictions. When we relocate or expand our operations into new regions, whether as a result of changes in our customers’ manufacturing footprints or our pursuit of new growth opportunities, it takes time to develop these relationships and demonstrate our reputation as a company that actively works to protect its brand and enforce its intellectual property rights. Until such relationships and reputation have been established in these new regions, we may not be able to adequately protect and enforce our intellectual property rights, exposing us to heightened reputational and other harm.
Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources could result in our substituting inferior or more costly technologies or injure our reputation. In addition, we may be required to license additional technology from third parties in order to develop and market new services and we cannot be certain that we could obtain commercial licenses of third-party technology on commercially reasonable terms or at all. Our inability to license this technology could harm our ability to compete and have a material adverse effect on our business, financial condition and results of operations.
The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.
The absence of internationally harmonized intellectual property laws and different enforcement regimes makes it more difficult to ensure consistent protection of our proprietary rights. Despite our best efforts, we may not be able to secure registrations or protection of our trademarks, service marks, certification marks, patentable inventions, copyrights and other intellectual property in certain key foreign jurisdictions and markets due to applicable intellectual property laws and procedures in certain countries. Even if we are able to secure registrations in such foreign countries, our strong international presence may lead to increased exposure to unauthorized copying and use of our technologies, proprietary information or branding. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Our inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.
Our intellectual property is at risk of being copied, imitated, counterfeited or forged, which could result in costly legal proceedings and damage to our brand, reputation and business.
We rely on trademark laws to protect our proprietary rights with respect to our brand, including our service marks, certification marks, and other trademarks. Our efforts to protect our intellectual property may not be effective and may be challenged by third parties. See “—Any failure to obtain, maintain, adequately protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology, the UL Mark and our brand.” We are also susceptible to injury from parallel trade (i.e., gray markets) and counterfeiting of our products, services and intellectual property, including our trademarks and certification marks, which could harm our reputation. Infringement claims and lawsuits likely would be expensive to resolve and would require substantial management time and resources. Any adverse determination in litigation could subject us to the loss of our rights to a particular trademark or certification mark, which could prevent us from selling or providing aspects of our services or could subject us to substantial liability, any of which would harm our results of operations.
Since our marks are used internationally, we are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. See “—The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.” Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be extensive. Given our geographic footprint across multiple continents, our business is subject to increased risks of theft and unauthorized use of our intellectual property. We may face significant expenses and liability in connection with the protection of our intellectual property rights both inside and outside of the United States and, if we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed, which would materially and adversely affect our results of operation, financial condition, business and prospects.
Unintended or unauthorized disclosure of trade secrets, source code or other proprietary information could have a material adverse effect on our business.
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. We regularly enter into confidentiality obligations with our customers, suppliers and parties to or from whom we license or with whom we otherwise exchange intellectual property or confidential information. The secure maintenance of this information is critical to our business and reputation. We have put in place policies, procedures and technological safeguards designed to protect the security and privacy of this information. However, we cannot guarantee that this information will not be improperly disclosed or accessed. Disclosure of this information could harm our reputation, subject us to liability under our agreements and harm our relationships with key counterparties, which could materially and adversely affect our results of operation, financial condition, business and prospects.
In addition, our trade secrets, know-how and other proprietary information may be stolen, used in an unauthorized manner or compromised through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors, through cyber intrusions into our computer systems, physical theft through corporate espionage or other means or through more indirect routes, including by joint venture partners, licensees that do not honor the terms of the license, potential licensees that were ultimately not licensed or other parties reverse engineering our solutions.
We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of our efforts and attention.
The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful, and our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. We may incur costs to defend against, face liability for or be vulnerable to intellectual property infringement claims brought against us by others, as third parties have asserted and may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. For example, patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition and results of operations. If such proceedings result in an adverse outcome, we could, among other things, be required to:
•pay substantial damages (potentially treble damages in the United States);
•discontinue the use of the infringing processes;
•expend significant resources to develop non-infringing processes; and
•enter into licensing arrangements from the third party claiming infringement, which may not be available on commercially reasonable terms, or may not be available at all.
If any of the foregoing occurs, our ability to compete could be affected or our business, financial condition and results of operations may be materially adversely affected.
Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of March 31, 2024 and December 31, 2023, our total debt outstanding, prior to unamortized debt issuance costs, was $885 million and $910 million, respectively. Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems. Any decrease in our liquidity could result in our inability to meet financial obligations or fund growth plans, and we could be forced, subject to any restrictions under our Amended Charter and the Stockholder Agreement, to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations.
Our indebtedness may limit our cash flow available to invest in the ongoing needs of our business.
Our outstanding indebtedness may have negative consequences on our business, by, for example, requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, as well as by increasing our vulnerability to adverse economic or industry conditions. In addition, our outstanding indebtedness may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt.
An increase in interest rates would increase interest costs on our Credit Facility and any variable rate debt we incur, which could adversely impact our ability to refinance existing debt or acquire assets.
Borrowings under our Credit Facility bear interest at a rate per annum equal to, at our option, (a) in the case of U.S. dollar loans, the Bloomberg Short-term Bank Yield (“BSBY”) rate plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). As of March 31, 2024, the interest rate margin was 1.0% for benchmark rate loans and 0.0% for base rate loans but will be adjusted based on our most recently tested consolidated net leverage ratio and may vary from 1.0% to 1.5% for benchmark rate loans and 0.0% to 0.5% for base rate loans. The Credit Facility includes a provision to replace BSBY with the Secured Overnight Financing Rate (“SOFR”) plus certain specified credit spread adjustments in the event that BSBY ceases to be available as a reference rate. In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all of its tenors will be effective on November 15, 2024. Accordingly, we expect that the Credit Facility will transition to SOFR-based pricing on or prior to November 15, 2024. Any increase in the interest rate applicable to borrowings under the Credit Facility will reduce our cash flows available for other corporate purposes, including operations, capital expenditures and acquisitions. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps or other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.
During 2023, the variable interest rates applicable to both benchmark rate loans and base rate loans under our Credit Facility generally rose in line with interest rate changes in the marketplace and are expected to fluctuate with any future Federal Reserve Board interest rate changes and future changes to the BSBY index and, subsequently, future changes in SOFR. In addition, increases in interest expenses are considered with other expense increases that may be passed, in whole or in part, along to our customers; however, we do not expect increases in interest expenses to materially impact our pricing strategy in the near term. The increased interest payments on our variable rate debt are not material to our overall liquidity position and have not impacted, and are not expected to have an impact on, our ability to make timely payments under our Credit Facility.

The terms of our Credit Facility and the indenture governing the notes contain restrictions and limitations on us and UL LLC that could impact our ability to operate our business.
Our Credit Facility and the indenture governing the notes contain covenants that, among other things, restrict our and, in certain instances, UL LLC’s ability to (i) transfer or sell assets, (ii) create certain liens, (iii) enter into agreements restricting dividends or other distributions by our subsidiaries, (iv) enter into certain sale and leaseback transactions, and (v) consolidate with or merge into other parties or sell or otherwise dispose of all or substantially all of our properties and assets taken as a whole. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions, if not waived or cured, if applicable, could result in the acceleration of all or a substantial portion of our outstanding debt under our Credit Facility and our notes. We may be unable to borrow under the Credit Facility in the future and may not be able to repay the amounts due under the Credit Facility, the indenture governing the notes or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.
We and our subsidiaries may incur substantially more indebtedness, which could further exacerbate the risks associated with our indebtedness.
We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. The Credit Facility permits additional borrowings beyond the committed amounts under certain circumstances. If new indebtedness is added to our current indebtedness levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.
Rating agency downgrades may increase our cost of capital.
Credit rating agencies continually review their ratings for the companies that they follow, including us. The rating agencies also evaluate our industry as a whole and may change their ratings for us based on their overall view of our industry, our performance and other factors. Rating agencies may lower their respective ratings of the notes or decide not to continue to rate the notes in their sole discretion. Any downgrade of our ratings by the rating agencies could reduce or limit our access to capital or increase our cost of capital.
Risks Related to Ownership of Our Class A Common Stock
Our Class A common stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
Many factors, some of which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Quarterly Report, as well as the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings, or those of other companies in our industry, compared to market expectations;
•conditions that impact demand for our services, including demand in our industry generally;
•future announcements concerning our business or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•changes in trade flow and the global supply chain;

•geopolitical factors, including sanctions laws;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in our board of directors, senior management, or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation or other claims against us;
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, acts of war and responses to such events; and
•the other factors described in this “Part II, Item 1A Risk Factors.”
These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.
In the past, stockholders have brought securities class action lawsuits following periods of market volatility or stock price declines. If we are involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
The dual class structure of our common stock may have adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or in other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Accordingly, our dual class share structure makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices and we cannot assure that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result of any of the foregoing, the market price of our Class A common stock could be adversely affected.
The substantial ownership of our common stock by UL Standards & Engagement, together with the dual class structure of our common stock and UL Standards & Engagement’s governance and consent rights under our Amended Charter and the Stockholder Agreement, concentrates voting control with UL Standards & Engagement for the foreseeable future, which limits the ability of our other investors to influence corporate matters, including the election or removal of directors and the approval or rejection of any change of control transaction.
Pursuant to our Amended Charter, our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of the date of this Quarterly Report, UL Standards & Engagement, as the sole holder of our outstanding Class B common stock, beneficially owns 80.6% of our outstanding capital stock and holds 97.6% of the voting power of our outstanding capital stock. As a result, UL Standards & Engagement has control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore is able to control all matters submitted to our stockholders for approval until the earlier of 5:00 p.m. New York City time on (1) the seven year anniversary of the date of the closing of the IPO and (2) the date on which the number of outstanding shares of Class B common stock held by UL Standards & Engagement and certain permitted transferees represents less than 35% of the shares of Class B common stock that UL Standards & Engagement held immediately following the IPO (the “Sunset Date”). This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, for the foreseeable future, UL Standards & Engagement will have sufficient voting power to determine the outcome with respect to elections of directors and the composition of our board (including whether certain of our directors also hold a management or board position with UL Standards & Engagement or UL Research Institutes), amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval or rejection of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated control may directly or indirectly preclude us from pursuing opportunities we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.
Furthermore, pursuant to our Amended Charter and the Stockholder Agreement, UL Standards & Engagement is entitled to nominate up to four directors to our board based on its beneficial ownership of our common stock, and, until UL Standards & Engagement no longer beneficially owns at least 25% of the voting power of our then-outstanding voting stock, certain significant corporate actions taken by us or our subsidiaries require the prior written consent of UL Standards & Engagement. These actions include, subject to certain exceptions:
•entering into any new material line of business, excluding TIC and S&A activities;
•merging or consolidating with or into any other entity, other than in connection with certain internal restructurings or strategic transactions;
•acquiring stock or assets or entering into joint ventures, in each case involving consideration or obligations, as applicable, exceeding 15% of our equity market capitalization in any fiscal year;
•selling, transferring or disposing of assets with a book value exceeding 5% of our equity market capitalization in any fiscal year;
•issuing securities (i) at a price below fair market value, other than an underwritten public offering for cash, (ii) with rights that are senior to the rights of the holders of our Class B common stock, (iii) that would result in dilution of greater than 10% of our then-outstanding common stock, or (iv) that would result in UL Standards & Engagement beneficially owning less than a majority of our then-outstanding securities;
•repurchasing any of our securities in an amount exceeding 5% of our then-outstanding securities in any fiscal year;
•incurring indebtedness for borrowed money that would cause a downgrade of our debt securities from any of the Rating Agencies below investment grade;
•increasing the size of our board of directors to greater than 15 directors;
•hiring any CEO other than our current CEO, Ms. Jennifer Scanlon;
•paying or declaring any dividend inconsistent with our dividend policy, or modifying or amending our dividend policy;
•making a loan to any third party or purchasing any debt securities other than in connection with intercompany loans between UL Solutions and its subsidiaries; and
•amending, modifying or repealing our Amended Charter or our Amended Bylaws in a manner that disproportionately adversely affects UL Standards & Engagement.
As nonprofit entities, and in furtherance of their public safety missions, UL Research Institutes and UL Standards & Engagement collaborate with a wide variety of stakeholders, some of which may have views and interests that differ and diverge from those of us, our customers and other holders of our capital stock. For example, UL Research Institutes, which is the sole member of UL Standards & Engagement, could conduct safety-science research, the results of which may have negative implications for certain of our customers or their products. Similarly, UL Standards & Engagement could develop and publish safety standards that negatively impact certain of our customers, for example by requiring the re-design or re-engineering of products to comply with the requirements of the UL Standards & Engagement standards, which could increase our customers’ costs and delay market entry of the products. Affected customers may take actions that negatively affect our business. So long as UL Standards & Engagement continues to own a significant amount of the combined voting power of our outstanding capital stock, UL Standards & Engagement will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. Investors do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this Quarterly Report, UL Standards & Engagement controls 97.6% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that our human capital and compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of our nominating and corporate governance and human capital and compensation committees.
While we do not currently intend to take advantage of any of these exemptions, for so long as we remain a controlled company, we may at any time and from time to time utilize any or all of such exemptions. As a result, our board of directors and committees may have more directors who do not meet the NYSE’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet the standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If UL Standards & Engagement sells a controlling interest in our company to a third party in a private transaction, investors may not realize any change-of-control premium on shares of our Class A common stock and we may become subject to the control of a presently unknown third party.
As of the date of this Quarterly Report, UL Standards & Engagement beneficially owns 80.6% of our outstanding common stock and controls 97.6% of the combined voting power of our outstanding common stock. UL Standards & Engagement has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our Company. The ability of UL Standards & Engagement to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that are publicly traded, could prevent investors from realizing any change-of-control premium on shares of our common stock that may otherwise accrue to UL Standards & Engagement on its private sale of our common stock. UL Standards & Engagement may choose to pursue such sale transactions to raise proceeds to be used in furtherance of its public safety charitable mission or because UL Standards & Engagement determines a sale transaction is otherwise in its best interests. The timing and amount of any such sale transaction may be based on the funding needs of UL Standards & Engagement and could be executed at a time or times that otherwise may not be in the best interests of us and our other stockholders. Subject to the lock-up agreement and applicable law, UL Standards & Engagement is entitled to sell shares of our Class A common stock at a time or times and in such amounts that UL Standards & Engagement determines to be in the best interests of UL Standards & Engagement. Additionally, if UL Standards & Engagement privately sells its significant equity interest in our Company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of our other stockholders. In addition, if UL Standards & Engagement sells a controlling interest in our Company to a third party, our outstanding indebtedness may be subject to acceleration, our liquidity could be impaired and our third-party commercial agreements and relationships could be impacted. Any resulting change in control could also have a negative effect on our various agreements with UL Standards & Engagement, including with respect to our access to UL Standards & Engagement’s library of standards, any of which could adversely affect our ability to run our business and may have a material adverse effect on our financial condition and results of operations.
Conflicts of interest may arise because certain of our directors hold, or may in the future hold, a management or board position with UL Standards & Engagement or UL Research Institutes.

We are controlled by UL Standards & Engagement, of which UL Research Institutes is the sole member. UL Research Institutes is focused on the research and exploration of, and communication about, threats to human safety, and UL Standards & Engagement is focused on the translation of research insights into practical innovations to advance human safety through the development of safety standards and proactive communication, advocacy and policy initiatives related thereto. From time to time, certain of our directors are, and may become, trustees, directors or officers of UL Standards & Engagement or UL Research Institutes. The interests of any such director in UL Standards & Engagement or UL Research Institutes and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and UL Standards & Engagement or UL Research Institutes that could have different implications for them and us. These decisions could, for example, relate to:
•disagreement over corporate opportunities;
•succession planning, employee retention or recruiting;
•capital deployment, including our debt levels and dividend policy; and
•the services and arrangements with UL Standards & Engagement and UL Research Institutes.
Conflicts of interest could also arise if we enter into any new arrangements with UL Standards & Engagement or UL Research Institutes in the future. The presence of trustees, directors or officers of UL Standards & Engagement or UL Research Institutes on our board of directors could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and UL Standards & Engagement or UL Research Institutes that could have different implications for either entity than they do for us. In particular, as of the date of this Quarterly Report, James M. Shannon serves as a member of the board of trustees of UL Research Institutes and a member of the board of directors of UL Standards & Engagement and James P. Dollive, Elisabeth Tørstad and George A. Williams serve as members of the board of trustees of UL Research Institutes. Provisions of our Amended Charter and Amended Bylaws as well as certain of our policies address corporate opportunities that are presented to any of our directors who, from time to time, are also trustees, directors or officers of UL Standards & Engagement or UL Research Institutes.
For example, our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to UL Standards & Engagement, any of its directors, officers or employees or any of its or their affiliates (other than UL Solutions and its subsidiaries). The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. Because the doctrine of “corporate opportunity” does not apply with respect to UL Standards & Engagement, any of its directors, officers or employees or any of its or their affiliates (other than UL Solutions and its subsidiaries), each such “exempt person” has no duty to communicate or present certain corporate opportunities to us, and has the right to either hold such corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, UL Standards & Engagement, its directors, officers or employees or any of its or their affiliates (other than UL Solutions and its subsidiaries) are not prohibited from operating or investing in competing businesses.
We cannot assure you that our Amended Charter, Amended Bylaws or policies adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to any such individual who is a trustee or director of both us and UL Standards & Engagement or UL Research Institutes. As a result, we may find ourselves in competition with UL Standards & Engagement or UL Research Institutes, and we may be precluded from pursuing certain advantageous transactions or growth initiatives.
Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and UL Standards & Engagement or UL Research Institutes with respect to our past and ongoing relationships could materially adversely affect our business and prospects.
Potential conflicts or disputes may arise between UL Standards & Engagement or UL Research Institutes and us in a number of areas relating to our past or ongoing relationships, including:
•our dividend policy or potential future share repurchase policy;

•UL Research Institutes’ research activities and the business or interests of our customers;
•intellectual property or other proprietary rights, including the use of our brand;
•joint communications and branding activities with either or both entities;
•operational activities related to support services provided by us to UL Standards & Engagement and UL Research Institutes, including information technology, human resources, benefits, finance and accounting, shared real estate, legal and other services;
•business opportunities that may be attractive to us and either entity;
•the nature, quality and pricing of services either entity has agreed, or may in the future agree, to provide us;
•tax, employee benefit, indemnification and other matters arising from our relationship with either entity;
•business combinations involving us;
•any matters over which UL Standards & Engagement will have consent rights pursuant to our Amended Charter and the Stockholder Agreement; and
•the terms of the current or future agreements between us and UL Standards & Engagement or UL Research Institutes.
Any such conflicts or disputes, if not satisfactorily resolved, could have a material adverse effect on our business and prospects. The resolution of any potential conflicts or disputes between us and UL Standards & Engagement or UL Research Institutes over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated third party. Furthermore, the agreements we have entered into with UL Standards & Engagement and UL Research Institutes are of varying durations and may be amended upon agreement of the parties. For so long as we are controlled by UL Standards & Engagement, we may be unable to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.
In connection with our IPO, we entered into a Stockholder Agreement with UL Standards & Engagement, pursuant to which, UL Standards & Engagement has certain information, consent and other governance rights that give UL Standards & Engagement significant influence over certain of our corporate and governance matters. The consent, board designation and related rights are also contained in our Amended Charter.
There can be no assurance that we will continue to declare cash dividends or repurchase our shares at all or in any particular amounts.
We have paid, and intend to continue paying, quarterly dividends. Our intent to pay quarterly dividends or to repurchase our shares is subject to capital availability and periodic determinations by our board of directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments, including acquisitions; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; contractual restrictions; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price. Additionally, under our Amended Charter and the Stockholder Agreement, until UL Standards & Engagement no longer beneficially owns at least 25% of the voting power of our then-outstanding voting stock, we are restricted from paying or declaring any dividend or other distribution that is inconsistent with our current dividend policy, or modifying or amending our dividend policy, without the prior written consent of UL Standards & Engagement.
Distributions we pay on our Class A common stock may not qualify as dividends for U.S. federal income tax purposes, which could adversely affect the U.S. federal income tax consequences to you of owning our Class A common stock.
For U.S. federal income tax purposes, a distribution we pay on a share of our Class A common stock generally will be treated as a dividend only to the extent the distribution is paid out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. As of December 31, 2023, we believe our accumulated earnings and profits were zero. While we expect to generate earnings and profits for U.S. federal income tax purposes in subsequent tax years, our ability to generate such earnings and profits in any year may be impacted by external or other factors that are uncertain and difficult to predict. Any distribution (or portion of a distribution) not constituting a dividend will be treated as first reducing your adjusted basis in your shares of our Class A common stock and, to the extent that the distribution exceeds your adjusted basis in your shares of our Class A common stock, as gain from the sale or exchange of such shares. In addition, if you are a domestic corporation, you will not be entitled to claim a “dividends-received” deduction, which may apply to dividends received from other domestic corporations.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our Amended Charter authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the shares of preferred stock and to fix the number of shares constituting any series, without any further vote or action by our stockholders, except as set forth in our Amended Charter and the Stockholder Agreement. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, which could discourage bids for our Class A common stock at a premium to the market price, and may materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
Future sales and issuances of our Class A common stock and Class B common stock or rights to purchase our Class A common stock or Class B common stock (or other equity securities or securities convertible into our Class A common stock), including pursuant to our equity incentive plans, or the perception of future sales, by us, UL Standards & Engagement or our other existing stockholders in the public market could result in dilution of the percentage ownership of our stockholders and could cause the market price for our Class A common stock to decline.
The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales may occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate. As of March 31, 2024, we had 38,870,000 shares of Class A common stock and 161,130,000 shares of Class B common stock outstanding. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. All shares of Class B common stock outstanding are owned by UL Standards & Engagement.
Sales of our Class A common stock made as restrictions on resale end or made pursuant to registration rights may make it more difficult for us to raise additional funds through offerings of our shares of Class A common stock or other securities. Further, the market price of our shares of Class A common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them and could make it more difficult for you to sell shares of our Class A common stock.
In connection with the IPO, we, our executive officers, our directors, the selling stockholder and certain other individuals signed lock-up agreements that, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them until 180 days following the date of the IPO. Upon the expiration of the lock-up agreements, shares held by UL Standards & Engagement and our executive officers, our directors and certain other individuals will be eligible for resale in the public market subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as the representatives of the several underwriters in the IPO, may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.
In addition, pursuant to our registration rights agreement with UL Standards & Engagement, dated as of April 2, 2024 (the “Registration Rights Agreement”), UL Standards & Engagement has certain registration rights, including, at any time beginning six months after the completion of the IPO, the right, subject to certain conditions, to require us to register the offer and sale of its shares of our Class A common stock under the Securities Act (including shares of Class A common stock issuable upon conversion of outstanding shares of Class B common stock). As of the date of this Quarterly Report, the shares covered by registration rights represent approximately 80.6% of our outstanding common stock. Registration of any of these outstanding shares of Class A common stock or shares of Class A common stock issuable upon conversion of outstanding shares of Class B common stock would result in such shares becoming freely tradable without compliance with Rule 144 of the Securities Act upon effectiveness of the registration statement.
Exercise of such registration rights and any subsequent sales of a large number of shares of our Class A common stock or Class B common stock by UL Standards & Engagement could cause the prevailing market price of our Class A common stock to decline. Subject to the lock-up agreement signed by UL Standards & Engagement in connection with the IPO, the Registration Rights Agreement and applicable law, UL Standards & Engagement will determine the timing and amount of such sales, which determination may be based upon UL Standards & Engagement’s funding needs or other factors UL Standards & Engagement deems relevant to the furtherance of its public safety charitable mission or otherwise in its best interests, and such sales could be executed by UL Standards & Engagement at a time or times that otherwise may not align with the interests of the Company and our other stockholders.
Future transfers, including sales, by UL Standards & Engagement of shares of Class B common stock, will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions. The conversion of Class B common stock into Class A common stock as a result of such transfers or exchanges would dilute holders of Class A common stock in terms of voting power within the Class A common stock.
From time to time in the future, subject to our Amended Charter and the Stockholder Agreement, including UL Standards & Engagement’s consent rights thereunder, we are also permitted to issue additional shares of our Class A common stock or securities convertible into Class A common stock, including additional shares of our Class B common stock, pursuant to a variety of transactions, including investments and acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock, including additional shares of our Class B common stock, would dilute your ownership of us, and the sale of a significant amount of such shares in the public market or otherwise could adversely affect prevailing market prices of our Class A common stock. We regularly evaluate potential investment and acquisition opportunities, including ones that would be significant to us. The issuance of additional securities in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock.
We have incurred, and will continue to incur, significant costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
We have incurred, and will continue to incur, significant costs associated with corporate governance requirements that are applicable to us as a newly public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010 and the Exchange Act, as well as under the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, our management team needs to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.
In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. We began the process to identify and implement actions to improve the effectiveness of our internal controls over financial reporting and disclosure controls and procedures prior to becoming a public company and are still in the midst of this process. The process of reviewing and improving our internal controls is both costly and challenging and may also require substantial attention from our management team, which could negatively impact other matters that are important to our business.
If our senior management is unable to conclude that we have effective internal controls over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence and litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our Class A common stock price and adversely affect our business, financial condition and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the exchange upon which our securities are listed or other regulatory authorities, which would require additional financial and management resources.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our Class A common stock.
Our Amended Charter, Amended Bylaws, Stockholder Agreement and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. For example, our Amended Charter provides that, from and after the Sunset Date:
•our board of directors will be classified so that not all of our directors are elected at one time;
•subject to the Stockholder Agreement, directors may only be removed for cause and only by the affirmative vote of at least two-thirds of the voting power of our outstanding common stock at a meeting duly called for that purpose;
•our stockholders may not act without a meeting or by written consent, which may lengthen the amount of time required to take stockholder actions;
•special meetings of our stockholders may be called only by the chairperson of our board of directors, our CEO or our board of directors (not by stockholders); and
•the adoption, repeal, alteration, amendment or rescission of either our Amended Charter or our Amended Bylaws will require the approval of the holders of at least two-thirds of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of our directors.
These provisions, as well as anti-takeover provisions in our other governing documents, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations for a period of 3 years following the time that such stockholder became an interested stockholder, unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding certain shares) or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not owned by such interested stockholder. Our Amended Charter provides that, until the Sunset Date, we are not governed by Section 203 of the DGCL, and from and after the Sunset Date, we will be governed by Section 203 of the DGCL.
In addition, pursuant to our Amended Charter and the Stockholder Agreement, until UL Standards & Engagement no longer beneficially owns at least 25% of the voting power of our then-outstanding voting stock, certain significant corporate actions taken by us or our subsidiaries require the prior written consent of UL Standards & Engagement, subject to certain exceptions.
Any provision of our Amended Charter, Amended Bylaws, Stockholder Agreement or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our Amended Charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, and federal district courts are the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Amended Charter provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or to our stockholders, creditors or other constituents; (c) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Amended Charter or Amended Bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States.
Our Amended Charter further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our current or former directors, officers and other employees or stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.
If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock depends in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable to attract research coverage, and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our Class A common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the price or trading volume of our Class A common stock could decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, the price of our Class A common stock could decline.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our Class A common stock may decline.
We currently intend, but are not obligated, to provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
Financial, Tax and General Risks

Changes in tax laws or adverse outcomes resulting from examination of our tax returns or those of UL Standards & Engagement or UL Research Institutes could have a material adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
We are subject to federal, state and local income and other taxes in the United States and in foreign jurisdictions because of the scope of our operations. In addition, we are controlled by UL Standards & Engagement, of which UL Research Institutes is the sole member, and UL Research Institutes may be deemed to control UL Standards & Engagement.
For U.S. federal tax purposes, UL Standards & Engagement and UL Research Institutes are tax-exempt entities and within a few years UL Research Institutes is likely to become a “private foundation.” In general, private foundations are prohibited from engaging in acts of “self-dealing” with “disqualified persons,” each as defined under the Internal Revenue Code of 1986, as amended (the “Code”), and disqualified persons engaged in self-dealing transactions are subject to additional excise taxes. If UL Research Institutes becomes a private foundation, UL Standards & Engagement will become a disqualified person with respect to it if UL Standards & Engagement makes significant grants or contributions to UL Research Institutes. At that time, UL Solutions would also become a disqualified person if it is more than 35% (determined by voting power) owned by UL Standards & Engagement. Transactions between UL Research Institutes or UL Standards & Engagement, on the one hand, and UL Solutions (as a disqualified person), on the other hand, may be subject to the rules governing self-dealing transactions.
From time-to-time U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially different corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. Governments have strengthened their efforts to increase revenues through changes in local tax laws, and international agreements, including laws and agreements regarding the taxation of software as services, transfer pricing, economic presence and apportionment to determine the tax base. In addition, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting (“BEPS”) project led by the Organization for Economic Cooperation and Development and supported by the G20, under which members of the inclusive framework on BEPS have committed to implementing rules to impose a 15% global minimum tax (known as “Pillar Two” of the BEPS framework) and provide jurisdictions taxing rights with respect to non-residence companies based on the location of the company’s customers. Pillar Two is in varying states of implementation among such member jurisdictions. Notably, however, several countries, including certain EU member states, have advanced Pillar Two by enacting legislation to implement certain aspects of Pillar Two. Although the overall impact of such legislation is uncertain, it could result in a future increase to our global effective tax rate.
Furthermore, the U.S. Inflation Reduction Act of 2022 imposes a 15% minimum corporate income tax on certain corporations with adjusted financial accounting profits over $1 billion and a 1% U.S. federal excise tax on certain stock buybacks and similar corporate actions. UL Solutions is not expected to be subject to this minimum corporate tax for the foreseeable future. However, other changes that have been proposed and continue to be considered by Congress, including increasing the tax rate applicable under the global intangible low-taxed income regime imposed by the U.S. Tax Cuts and Jobs Act while eliminating related tax exemptions, may impact UL Solutions. Changes in these laws and regulations, including with respect to self-dealing transactions between private foundations and disqualified persons, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect our financial condition and results of operations.
Consequently, significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, changes in the scope of our operations, including expansion in existing and new geographies, could increase the amount of taxes to which we are subject, and could thereby increase our effective tax rate. We also are subject to the examination of our income tax returns and other tax authorities in the United States and in foreign jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes and reserves for other taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in tax laws, or challenges from tax authorities under existing tax laws could have a material adverse effect on our business, financial condition and results of operations.
Our insurance may not provide adequate levels of coverage against claims or we may be unable to find insurance with sufficient coverage at a reasonable cost.
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, and there are certain markets in which we operate that require us to take on more risk. For example, we work with customers, such as technology companies and original equipment manufacturers, operating in the autonomous vehicle market who often demand uncapped liability for claims related to their proprietary information, such as trade secret claims or claims for breach of confidentiality. Moreover, if we do not make policy payments on a timely basis, we could lose our insurance coverage, or if a loss is incurred that exceeds policy limits, our insurance provider could refuse to cover our claims, which could result in increased costs. If we are unable to make claims on our insurance, then we may be liable for any such claims, which could cause us to incur significant liabilities. Although we believe that we have adequate coverage, if we lose our insurance coverage and are unable to find similar coverage elsewhere or if rates continue to increase, it may have an adverse impact on our business, financial condition and results of operations.
Our enterprise risk management program may not sufficiently identify, anticipate and mitigate risks.
We maintain an enterprise risk management program that is designed to identify, assess, mitigate and monitor the risks we face. There can be no assurance that our frameworks or models for assessing and managing risks and related controls will effectively mitigate risk and limit losses in all market environments or against all types of known and unknown risk in our business. If conditions or circumstances arise that expose flaws or gaps in our risk management programs, the performance and value of our business could be materially adversely affected.
We may incur impairment charges on our goodwill and other intangible assets, which could negatively impact our business, financial condition and results of operations.
We are subject to Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other, which requires that goodwill be evaluated at least annually for impairment, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. In addition, we are subject to Accounting Standards Codification Topic 360, Property, Plant and Equipment, which requires that long-lived assets, including intangible assets with finite useful lives, be evaluated for impairment whenever an event occurs or conditions change that indicate the carrying amount of the asset group may not be recoverable. The carrying amount of our goodwill and other intangible assets at March 31, 2024 was $684 million. If in the future we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.
During the three months ended September 30, 2023, we identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. This partial impairment charge was the result of lower than expected demand for Non-certification Testing and Other Services in the mobility industry, which has been impacted by auto industry conditions in the third quarter of 2023, including slowing of the pace of electric vehicle transition, labor uncertainties and the impact of more moderate growth expectations for the business. At March 31, 2024, the remaining goodwill related to this reporting unit was no longer considered at risk of further impairment.
We may incur changes in estimates to our reported revenue, contract assets and contract liabilities related to our contracts with customers. Changes in our estimates could adversely affect our future reported financial condition or results of operations in the relevant period of change.
We recognize revenue for certain performance obligations over time in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related standards (“ASC 606”). Changes in contract estimates are recognized prospectively in the period in which the change in estimates are made. We continuously assess these steps for contracts with customers using the information available.
For our Certification Testing and Non-certification Testing and Other Services arrangements recognized over time, until April 1, 2022, we measured progress towards completion based on the relationship between time elapsed and expected project duration, which was considered the most indicative of our performance to date under the terms of the contract. The portion of the project’s revenue to be recognized was determined based on the percentage of time elapsed for the project during the period relative to expected project duration. The start date was determined by the receipt of a confirmed order, and the end date was determined by the completion of the order’s deliverables. Beginning April 1, 2022, we measure progress towards completion of these contracts based on the relationship between time elapsed of each project phase relative to the expected duration of that phase. Project phase data was not previously available and is considered a more precise measure of our performance to date under the terms of the contract. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. We applied the change in estimate prospectively to contracts in-process at the date of the change, as well as new contracts with a start-date subsequent to the change, resulting in a net decrease to our revenue and operating income of $23 million and a net decrease to our net income of $21 million for the year ended December 31, 2022. The resulting impacts to our results of operations during the three months ended March 31, 2024 and the year ended December 31, 2023 were not material.
In the future, as the information that we use to determine the expected duration of each revenue phase changes, this could result in further changes to the pattern of revenue recognition of our contracts and the corresponding contract assets and contract liabilities recorded to date under ASC 606. If, in the future, we determine it is appropriate to revise our estimates used in the over-time recognition model, our reported revenue, contract assets and contract liabilities for the relevant period could be impacted by the amount of the non-cash adjustment, net of any income tax effects. Any such change in estimate could be significant and could have a material adverse effect on our reported financial condition or results of operations in the period of the change.
Changes with respect to funded status of our pension and postretirement benefit plans could materially increase liabilities with respect thereto.
We provide a range of benefits to our employees and retired employees, as well as employees and retired employees of UL Research Institutes and UL Standards & Engagement, including pension and postretirement benefits. We record amounts relating to these plans based on various actuarial and other assumptions. Differences in actual experience or changes in the assumptions, including resulting from external factors, may materially affect the funded status of the plans and the net periodic benefit cost. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for more information.
Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our employees in non-U.S. markets are represented by works councils or labor unions and work under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. Unionization efforts, labor negotiations, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our flexibility. Certain legal and contractual obligations in these markets require us to contribute amounts to retirement funds, pension plans and health plans, and restrict our ability to dismiss employees. Future regulations or court interpretations established in the countries in which we conduct our operations could increase our costs and materially adversely affect our business, financial condition and results of operations.
We lease many of our facilities, and we may be unable to renew our leases at the end of their terms.
Many of our facilities are located on leased premises. The terms of our leases vary in length and include options to renew for specified periods of time. At the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Relocating a facility involves significant expense in connection with the movement and installation of specialized equipment and any necessary recertification or licensing with regulatory authorities. Closing a facility, even briefly to relocate, would reduce the revenue that such facility would have contributed and could negatively impact our customer relations. Any such relocation or closure could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in global financial markets or other events, such as the conflict between Russia and Ukraine and other geopolitical developments, could cause fluctuations in exchange rates that may adversely affect our revenues, expenses and net earnings. As a result of our global operations, we generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar, primarily the euro, Japanese yen, Chinese renminbi, British pound sterling, Singapore dollar, New Taiwan dollar and the Korean won. Our results of operations are impacted by currency exchange rate fluctuations to the extent that we are unable to match net revenues received in foreign currencies with expenses incurred in the same currency. For example, where we have significantly more expenses than net revenues generated in a foreign currency, our profit from operations in that location would be adversely affected in the event that the U.S. dollar depreciates against that foreign currency. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.

Climate change could adversely affect our business, financial condition and results of operation.
There is growing concern that an increase in global average temperatures may cause an adverse change in weather patterns around the globe, resulting in an increase in the frequency and severity of natural disasters, including severe storms, droughts, wildfires, freezes and other atmospheric events. Increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our services. Climate change may also contribute to various chronic changes in the physical environment, such as sea-level rise or changes in ambient temperature or precipitation patterns, which may also adversely impact our operations or those of our customers or suppliers. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful due to, among other things, the uncertainty associated with the longer term projections associated with managing climate risk. For example, to the extent catastrophic events become more frequent, it may adversely impact the availability or cost of insurance.
In addition, we expect to be subject to risks associated with societal efforts to mitigate or otherwise respond to climate change. For example, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements, changes in investor and other stakeholder expectations and impacts on our suppliers, any of which could result in increased costs we incur. For more information, see “—We are subject to risks related to sustainability and corporate social responsibility.” Additionally, developing alternative offerings that satisfy the market’s evolving expectations on greenhouse gas emissions and other climate related concerns may require us to incur significant costs, and we cannot guarantee that markets will adopt the standards and solutions we develop, either at the pace we expect or at all. As a result, the effects of climate change could have a long-term adverse impact on our business, financial condition and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 16, 2024, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $28.00 per share, which includes the exercise in full by the underwriters of their overallotment option to purchase an additional 5,070,000 shares of Class A common stock. The Company did not receive any proceeds from the IPO. All of the shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-275468), as amended, initially filed with the SEC on November 13, 2023 and declared effective by the SEC on April 11, 2024.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
4.1	Specimen Common Stock Certificate of UL Solutions Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on November 13, 2023).
4.2
Indenture, dated as of October 20, 2023, among UL Solutions Inc., UL LLC and Computershare Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed on November 13, 2023).

4.3
First Supplemental Indenture, dated as of October 20, 2023, among UL Solutions Inc., UL LLC and Computershare Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed on November 13, 2023).

4.5
Registration Rights Agreement, dated as of October 20, 2023, among UL Solutions Inc., UL LLC and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 filed on November 13, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholder's Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document).
* Filed herewith.
**Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UL Solutions Inc.
Date: May 20, 2024
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)