Form 10-Q
period 2024-06-30
UL Solutions Inc.
filed 2024-07-31
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 38,876,949 shares of Class A common stock, par value $0.001per share, and 161,130,000 shares of Class B common stock, par value $0.001 per share, as of July 19, 2024.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$730	$689	$1,400	$1,318
Cost of revenue	364	352	715	687
Selling, general and administrative expenses	240	220	468	439
Operating income	126	117	217	192
Interest expense	(13)	(8)	(28)	(16)
Other income, net	21	11	18	16
Income before income taxes	134	120	207	192
Income tax expense	28	21	41	35
Net income	106	99	166	157
Less: net income attributable to non-controlling interests	5	5	9	8
Net income attributable to stockholders of UL Solutions	$101	$94	$157	$149

Earnings per common share:
Basic	$0.51	$0.47	$0.79	$0.75
Diluted	$0.50	$0.47	$0.78	$0.75

Weighted average common shares outstanding:
Basic	200	200	200	200
Diluted	201	200	201	200
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$106	$99	$166	$157
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefit plans, net of tax	—	1	1	2
Foreign currency translation loss	(10)	(12)	(26)	(6)
Total other comprehensive loss	(10)	(11)	(25)	(4)
Comprehensive income	96	88	141	153
Less: comprehensive income attributable to non-controlling interests	5	4	8	7
Comprehensive income attributable to stockholders of UL Solutions	$91	$84	$133	$146

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$295	$315
Accounts receivable, net of allowance of $12 and $9	381	362
Contract assets, net of allowance of $1 and $1	206	179
Other current assets	75	97
Total current assets	957	953
Property, plant and equipment, net of accumulated depreciation of $734 and $737	554	555
Goodwill	628	623
Intangible assets, net of accumulated amortization of $235 and $232	63	72
Operating lease right-of-use assets	145	151
Deferred income taxes	118	110
Capitalized software, net of accumulated amortization of $408 and $382	135	139
Other assets	142	133
Total Assets	$2,742	$2,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$134	$169
Accrued compensation and benefits	171	281
Operating lease liabilities - current	36	39
Contract liabilities	317	162
Other current liabilities	82	58
Total current liabilities	740	709
Long-term debt	785	904
Pension and postretirement benefit plans	223	232
Operating lease liabilities	117	120
Other liabilities	91	93
Total Liabilities	1,956	2,058
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 per share, 39 million and 200 million shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.001 per share, 161 million and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	808	776
Retained earnings	131	24
Accumulated other comprehensive loss	(170)	(146)
Total stockholders’ equity before non-controlling interests	769	654
Non-controlling interests	17	24
Total Stockholders’ Equity	786	678
Total Liabilities and Stockholders’ Equity	$2,742	$2,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at March 31, 2024	$—	$776	$55	$(160)	$12	$683
Net income	—	—	101	—	5	106
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Stock-based compensation	—	32	—	—	—	32
Dividend to stockholders of UL Solutions ($0.125 per share)	—	—	(25)	—	—	(25)
Balance at June 30, 2024	$—	$808	$131	$(170)	$17	$786

Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	157	—	9	166
Other comprehensive loss, net of tax	—	—	—	(24)	(1)	(25)
Stock-based compensation	—	32	—	—	—	32
Dividends to stockholders of UL Solutions ($0.25 per share)	—	—	(50)	—	—	(50)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at June 30, 2024	$—	$808	$131	$(170)	$17	$786

Balance at March 31, 2023	$—	$1,009	$246	$(159)	$26	$1,122
Net income	—	—	94	—	5	99
Other comprehensive loss, net of tax	—	—	—	(10)	(1)	(11)
Dividend to stockholder of UL Solutions ($0.10 per share)	—	—	(20)	—	—	(20)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at June 30, 2023	$—	$1,009	$320	$(169)	$15	$1,175

Balance at December 31, 2022	$—	$1,009	$211	$(166)	$23	$1,077
Net income	—	—	149	—	8	157
Other comprehensive loss, net of tax	—	—	—	(3)	(1)	(4)
Dividends to stockholder of UL Solutions ($0.20 per share)	—	—	(40)	—	—	(40)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at June 30, 2023	$—	$1,009	$320	$(169)	$15	$1,175
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities
Net income	$166	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	74
Gains on divestitures	(25)	(2)
Stock-based compensation	6	—
Loss (gain) on foreign exchange transactions	6	(2)
Deferred income taxes	(10)	25
Other, net	12	(4)
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(33)	13
Contract and other assets	(26)	(73)
Accounts payable	(20)	(18)
Accrued expenses	(74)	(88)
Pension and postretirement benefit plans	(3)	(1)
Contract and other liabilities	163	139
Net cash flows provided by operating activities	244	220
Investing activities
Capital expenditures	(113)	(113)
Acquisitions, net of cash acquired	(10)	(1)
Proceeds from divestitures	30	4
Sales of investments	—	116
Purchases of investments	—	(95)
Other investing activities, net	—	4
Net cash flows used in investing activities	(93)	(85)
Financing activities
Proceeds from long-term debt	20	30
Repayment of long-term debt	(115)	(30)
Dividends to stockholders of UL Solutions	(50)	(40)
Dividend to non-controlling interest	(15)	—
Other financing activities, net	1	1
Net cash flows used in financing activities	(159)	(39)
Effect of exchange rate changes on cash and cash equivalents	(12)	(5)
Net (decrease) increase in cash and cash equivalents	(20)	91
Cash and cash equivalents
Beginning of period	315	322
End of period	$295	$413

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$29	$15
Cash paid during the period for income taxes	29	26
Cash paid during the period for stock-based compensation	18	60

Noncash investing and financing activities
Capital expenditures funded by liabilities	$30	$19
Conversion of stock-based compensation awards to equity (Note 16)	26	—

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
Initial Public Offering
On April 16, 2024, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock (the “IPO”) by UL Standards & Engagement at a price to the public of $28.00 per share. The Company did not receive any proceeds from the IPO. Refer to Note 14 for further information.
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
Stock-based Compensation
The Company maintains long-term incentive plans under which equity awards are available to be issued to certain employees, officers and directors. Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized ratably over the requisite service period, which is generally equal to the vesting period of the respective award, however may be impacted by certain factors including the employee’s death, disability or retirement. Compensation expense related to performance share units is adjusted each reporting period based on the probable outcome of the performance conditions applicable to each grant.
The fair value of restricted stock units and performance share units is determined using the closing price of the Company’s stock on the date of grant. The fair value of each stock option is measured on the date of grant using a Black-Scholes-Merton option-pricing model that uses various assumptions including expected stock price volatility, expected dividend yield, the risk-free interest rate, and expected term of the award.
Recently Issued Accounting Standards – Not Adopted
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The amendments will be applied prospectively. The ASU will result in additional income tax disclosures within the Company’s financial statements, but is not expected to impact the Company’s financial condition, results of operations or cash flows.
2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to stockholders of UL Solutions	$101	$94	$157	$149
Basic weighted average common shares outstanding	200	200	200	200
Effect of dilutive securities	1	—	1	—
Diluted weighted average common shares outstanding	201	200	201	200

Basic earnings per share attributable to stockholders of UL Solutions	$0.51	$0.47	$0.79	$0.75
Diluted earnings per share attributable to stockholders of UL Solutions	$0.50	$0.47	$0.78	$0.75
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Certification Testing	$203	$188	$379	$349
Ongoing Certification Services	234	217	467	436
Non-certification Testing and Other Services	225	216	419	398
Software	68	68	135	135
Total	$730	$689	$1,400	$1,318
Contract Balances
The revenue recognized during the three and six months ended June 30, 2024, which was included in contract liabilities at December 31, 2023, amounted to $49 million and $79 million, respectively. The revenue recognized during the three and six months ended June 30, 2023, which was included in contract liabilities at December 31, 2022, amounted to $44 million and $80 million.
Remaining Performance Obligations
At June 30, 2024, the Company estimates that $159 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 67% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.

4. Acquisitions and Divestitures
Acquisitions
In May 2024, the Company acquired 100% of the outstanding stock of Batterielngenieure GmbH (together with its subsidiaries, “Batterielngenieure”) for approximately $11 million in cash consideration (subject to customary post-closing adjustments). Batterielngenieure is a Germany-based battery testing company that is in the process of building a laboratory in Aachen, Germany to replace the leased facility it is currently using and add testing and simulation capacity. The Company is still in the process of identifying acquired assets and assumed liabilities, which may also result in adjustment of the provisional amounts recorded. The subsequent adjustments of the provisional amounts are not expected to be material. Batterielngenieure is included in the Industrial segment.
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
In July 2023, the Company acquired 100% of the outstanding stock of HBI Compliance Limited (together with its subsidiaries, “Healthy Buildings International”) for approximately $6 million in cash consideration (as adjusted for customary post-closing adjustments). Healthy Buildings International is a United Kingdom-based health, safety and compliance company and its results of operations have been included in the Software and Advisory segment since the date of acquisition.
Aggregate acquisition-related costs associated with business combinations are not material for the three and six months ended June 30, 2024 and 2023, and are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations as incurred.
Divestiture
In May 2024, the Company completed the sale of its payments testing business in the Industrial segment to an affiliate of Gallant Capital Partners, a California-based private equity firm, for a base price of $30 million in cash, subject to customary post-closing adjustments, with the potential for additional cash consideration if certain earn-out provisions are met. The divestiture resulted in a pre-tax gain on sale of approximately $25 million, which was recorded within other income, net in the Company’s Condensed Consolidated Statements of Operations.
Held for Sale
In May 2024, the Company signed a non-binding letter of intent with a prospective buyer to purchase one of its facilities, but has not entered into a definitive agreement to dispose of the facility. As a result, the Company classified the related assets as held for sale. The facility is a testing laboratory, used in the Company’s Industrial and Consumer segments. At June 30, 2024, the carrying amount of the building and related improvements classified as held for sale was $11 million, which was included within other assets on the Condensed Consolidated Balance Sheet. The sale is expected to be completed before the end of 2024, subject to both parties reaching agreement on the terms of the sale and the satisfaction of any closing conditions set forth in such terms.

5. Other Income, net
The components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foreign exchange (losses) gains	$(4)	$1	$(6)	$4
Interest income(a)	1	2	2	3
Unrealized gains on equity investments(a)	—	5	—	5
Non-operating pension and postretirement benefit expense	(2)	(2)	(4)	(4)
Gain on divestitures(a)(b)	25	—	25	2
Other(a)	1	5	1	6
Total	$21	$11	$18	$16
__________
(a)The Company has reclassified the amounts presented for the three and six months ended June 30, 2023 to conform to the current period’s presentation.
(b)See Note 4.
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$500	$500	$500	$500
Revolving credit facility	15	15	110	110
Senior notes	300	312	300	315
Total	$815	$827	$910	$925
The fair value of the Company’s term loans and revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Other Current Assets
The components of other current assets are as follows:

(in millions)	June 30, 2024	December 31, 2023
Income tax receivable	$23	$49
Prepaid expenses	48	35
Other	4	13
Total	$75	$97

8. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $42 million for both periods ended June 30, 2024 and December 31, 2023.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $154 million and $178 million and liabilities of $79 million and $82 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.
9. Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

	Testing, Inspection and Certification		Software and Advisory	Total
(in millions)	Industrial	Consumer
Balance at December 31, 2023(a)	$323	$230	$70	$623
Acquisitions	11	—	—	11
Effect of changes in foreign exchange rates	(2)	(3)	(1)	(6)
Balance at June 30, 2024(a)	$332	$227	$69	$628
__________
(a)Net of accumulated impairment losses of $137 million as of June 30, 2024 and $166 million as of December 31, 2023.

10. Intangible Assets
The following tables summarize intangible assets:

	June 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$260	$(207)	$53
Intellectual property and patents	15	(10)	5
Trademarks	23	(18)	5
Total	$298	$(235)	$63

	December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$261	$(204)	$57
Intellectual property and patents	18	(11)	7
Trademarks	25	(17)	8
Total	$304	$(232)	$72
Intangible asset amortization expense for the three and six months ended June 30, 2024, reported within the Condensed Consolidated Statements of Operations, was $3 million and $6 million, respectively. Intangible asset amortization expense for the three and six months ended June 30, 2023, reported within the Condensed Consolidated Statements of Operations, was $4 million and $8 million, respectively.

11. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended June 30,
(in millions)	2024	2023
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(4)	(4)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$2	$2

	Six Months Ended June 30,
(in millions)	2024	2023
Service cost	$1	$1
Interest cost	8	8
Expected return on plan assets	(7)	(7)
Amortization of net actuarial loss	2	2
Net periodic benefit cost	$4	$4
For the three and six months ended June 30, 2024, the Company’s contributions to various defined contribution savings plans were $13 million and $25 million, respectively. For the three and six months ended June 30, 2023, the Company’s contributions to various defined contribution savings plans were $12 million and $23 million, respectively.
12. Income Taxes
The effective tax rate for the three and six months ended June 30, 2024 was 20.9% and 19.8%, respectively, which differed from the U.S. statutory rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions and U.S. tax on Global Intangible Low Taxed Income (“GILTI”) net of related foreign tax credits.
The effective tax rate for the three and six months ended June 30, 2023 was 17.5% and 18.2%, respectively, which differed from the U.S. statutory tax rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions, partially offset by U.S. tax on GILTI net of related foreign tax credits.

13. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	June 30, 2024	December 31, 2023
Term loans	USD	January 2027	$500	$500
Revolving credit facility	USD	January 2027	15	110
Senior notes	USD	October 2028	300	300
Total debt			815	910
Less: unamortized debt issuance costs			(5)	(6)
Total debt, net of unamortized debt issuance costs			810	904
Less: current portion of long-term debt			(25)	—
Long-term debt			$785	$904
Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”), consisting of term loans and revolving loan commitments. As of June 30, 2024, the Company was in compliance with all covenants under the Credit Facility.
The interest rate on the term loans was 6.52% as of June 30, 2024 and 6.46% as of December 31, 2023 and the interest rate on the revolving credit facility was 6.48% as of June 30, 2024 and 6.45% as of December 31, 2023.
Since entering the agreement in January 2022, borrowings under the Credit Facility bore interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Bloomberg Short-term Bank Yield (“BSBY”) rate plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). In addition, the Credit Facility included a provision that replaces BSBY with the Secured Overnight Financing Rate (“SOFR”) plus certain specified credit spread adjustments in the event that BSBY ceases to be available as a reference rate. In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all of its tenors will be effective on November 15, 2024. Accordingly, on June 28, 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of BSBY with Term SOFR plus a SOFR adjustment of 0.10% as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor. The foregoing summary of certain provisions of the First Credit Facility Amendment is qualified in its entirety by reference to the amendment filed as exhibit 10.1 hereto.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“UL LLC”). Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
14. Common Stock
As of June 30, 2024 the Company was authorized to issue 1,000,000,000 shares of Class A common stock, par value $0.001 per share, 500,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2023 the Company was authorized to issue 200,000,000 shares of Class A common stock, par value $0.001 per share and 200,000,000 shares of Class B common stock, par value $0.001 per share. Class A and Class B common stock each convey the same rights and privileges to their respective holders, except that Class A common stock entitles its holders to 1 vote per share in respect of matters on which shareholders are entitled to vote and Class B common stock entitles its holders to 10 votes per share.

UL Standards & Engagement is the sole holder of UL Solutions’ outstanding Class B common stock, resulting in beneficial ownership of 80.6% and voting power of 97.6% of the Company’s outstanding common stock as of June 30, 2024. As a result, UL Standards & Engagement has the ability to control the outcome of matters submitted to the Company’s stockholders for approval, including the election of directors and the approval of any change of control transaction. The Company meets the definition of a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange.
The following table shows the number of shares of common stock outstanding and changes in each class of share:

	Class A	Class B	Total
Balance at December 31, 2023	200,000,000	—	200,000,000
Reclassification(a)	(200,000,000)	200,000,000	—
Initial public offering(b)	38,870,000	(38,870,000)	—
Shares issued under long-term incentive plans	6,949	—	6,949
Balance at June 30, 2024	38,876,949	161,130,000	200,006,949
__________________
(a)On April 11, 2024, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which, among other things, reclassified all shares of the Company’s Class A common stock outstanding into shares of Class B common stock. The amended and restated certificate of incorporation, as well as the Company’s amended and restated bylaws, became effective upon such filing.
(b)On April 16, 2024, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $28.00 per share, which included the exercise in full by the underwriters of their overallotment option to purchase an additional 5,070,000 shares of Class A common stock. The Company did not receive any proceeds from the initial public offering.
At June 30, 2024, and December 31, 2023, no shares of preferred stock were outstanding.
15. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

	Three Months Ended June 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2024, net of tax	$(64)	$(96)	$(160)
Amounts before reclassifications	(10)	(1)	(11)
Amounts reclassified out	—	1	1
Total other comprehensive loss, net of tax	(10)	—	(10)
Balance at June 30, 2024, net of tax	$(74)	$(96)	$(170)

	Three Months Ended June 30, 2023
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2023, net of tax	$(48)	$(111)	$(159)
Amounts before reclassifications	(11)	1	(10)
Total other comprehensive (loss) income, net of tax	(11)	1	(10)
Balance at June 30, 2023, net of tax	$(59)	$(110)	$(169)

	Six Months Ended June 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	(25)	(1)	(26)
Amounts reclassified out	—	2	2
Total other comprehensive (loss) income, net of tax	(25)	1	(24)
Balance at June 30, 2024, net of tax	$(74)	$(96)	$(170)

	Six Months Ended June 30, 2023
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2022, net of tax	$(54)	$(112)	$(166)
Amounts before reclassifications	(5)	2	(3)
Total other comprehensive (loss) income, net of tax	(5)	2	(3)
Balance at June 30, 2023, net of tax	$(59)	$(110)	$(169)

16. Stock-based and Other Incentive Compensation
In April 2024, the UL Solutions Inc. 2024 Long-Term Incentive Plan (the “2024 LTIP”) became effective and the Company reserved for issuance 20,000,000 shares of Class A common stock in connection with the 2024 LTIP and the UL Solutions Inc. Long-Term Incentive Plan (the “Pre-IPO LTIP”), as well as 5,000,000 additional shares of Class A common stock reserved for issuance under the UL Solutions Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Upon settlement of stock-based compensation awards, shares of Class A common stock are issued in respect of such awards. Equity awards that are granted and subsequently expire, are cancelled, forfeited, or are used to satisfy required withholding taxes are recycled back into the total number of shares available for issuance under the 2024 LTIP and the Pre-IPO LTIP. As of June 30, 2024, 19,993,051 shares remain available for issuance under the 2024 LTIP and the Pre-IPO LTIP and 5,000,000 shares remain available for issuance under the 2024 ESPP.
Annual equity awards are issued to certain employees and officers, including named executive officers, in order to attract, motivate and retain talent and to maximize their contribution to the long-term success of the Company. Equity awards are also used as part of the compensation provided to the board of directors in the form of restricted stock units. Directors may also elect to defer receipt of some or all of their annual cash retainer amounts, which are converted into restricted stock units when and as such cash retainer amounts would have otherwise been paid, for either five years, 10 years or until termination of service from the board.
In May 2024, the Company granted annual equity awards, comprised of restricted stock units and performance share units, to eligible employees, officers and directors. In addition, in connection with the IPO, the Company granted nonqualified stock options and restricted stock units to the Company’s executive team, including named executive officers, and other key employees under the 2024 LTIP.
The Company has outstanding awards under the Pre-IPO LTIP, the majority of which will be settled in shares of Class A common stock.

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$2	$1	$2	$1
Selling, general and administrative expenses	14	—	13	10
Stock-based compensation expense	$16	$1	$15	$11
Income tax benefit	(3)	—	(3)	(2)
Stock-based compensation expense, net	$13	$1	$12	$9

Stock-based compensation expense by type of award
Restricted stock units	$3	$—	$3	$—
Performance share units	1	—	1	—
Stock options	1	—	1	—
Stock-settled stock appreciation rights	1	—	1	—
Cash-settled awards	10	1	9	11
Stock-based compensation expense	$16	$1	$15	$11
Restricted Stock Units
Restricted stock units (“RSUs”) represent the right to receive shares of Class A common stock and are generally subject to continued employment through a three-year ratable vesting period.
The following table summarizes the activity related to the Company’s RSUs during the six months ended June 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	797,102	34.44
Forfeited	(14,619)	34.85
Outstanding as of June 30, 2024	782,483	$34.43

As of June 30, 2024, total unrecognized compensation expense related to RSUs was $24 million and is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.
Performance Share Units
Performance share units (“PSUs”) represent the right to receive shares of Class A common stock based on the achievement of certain performance conditions and are generally subject to continued employment through a three-year cliff vesting period. The performance conditions are based on company-wide non-GAAP revenue and operating income metrics and the number of Class A common shares issued may range from 0% to a maximum potential value of 200% of the award’s target value based on the satisfaction of the applicable metrics over a three-year cumulative performance period.

The following table summarizes the activity related to the Company’s PSUs during the six months ended June 30, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	383,574	34.85
Forfeited	(1,365)	34.85
Outstanding as of June 30, 2024	382,209	$34.85

As of June 30, 2024, total unrecognized compensation expense related to PSUs was $15 million and is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
Stock Options
Stock options represent the right to purchase shares of Class A common stock and are generally subject to continued employment through a three-year cliff vesting period. Stock options expire ten years from the grant date.
The following table summarizes the activity related to the Company’s stock options during the six months ended June 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	—
Granted	2,074,229	$28.00
Outstanding as of June 30, 2024	2,074,229	$28.00	2.8 years	$29
Exercisable as of June 30, 2024	—
The weighted average grant date fair value per share of stock options granted was $7.48 for the period ended June 30, 2024.
The following table summarizes the assumptions used in the Black-Scholes-Merton option-pricing model that was used to estimate the fair value of the stock options at the grant date:

April 12, 2024
Expected dividend yield	1.79%
Risk-free interest rate	4.48%
Weighted average volatility	24.50%
Expected life (in years)	6.50

As of June 30, 2024, total unrecognized compensation expense related to stock options was $15 million and is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Stock Appreciation Rights
The Company has stock appreciation rights outstanding from its Pre-IPO LTIP, which represent the right to receive an amount based on the appreciation in the fair value of the Company’s Class A common stock from the grant date up to a specified date or dates. Prior to the IPO, all stock appreciation rights were Cash-settled Stock Appreciation Rights (“CSARs”). Upon completion of the IPO, the majority of outstanding CSARs were converted to the same number of Stock-settled Stock Appreciation Rights (“SSARs”), which will be settled in shares of Class A common stock under the pre-IPO LTIP. As equity-settled awards, the fair value of the SSARs was determined on the conversion date of April 16, 2024 and, generally, will not be remeasured unless the awards are modified.

The conversion of CSARs to SSARs at the completion of the IPO resulted in a reclassification of $26 million from accrued compensation and benefits and other liabilities to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. The CSARs were remeasured to fair value at the conversion date, which resulted in additional pre-tax compensation expense of $9 million in the second quarter of 2024, primarily within selling, general and administrative expenses. The pre-tax compensation expense reduced segment operating income by $4 million, $4 million and $1 million for the Industrial, Consumer and Software & Advisory segments, respectively.
The following table summarizes the activity related to the Company’s CSARs during the six months ended June 30, 2024:

	Number of CSAR Awards	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	3,452,120	$18.77	1.72 years	$37
CSARs converted to SSARs	(1,978,761)	21.12
Exercised	(863,648)	7.46
Cancelled	(470,992)	30.06
Forfeited	(19,815)	29.10
Outstanding as of June 30, 2024	118,904	$15.47	1.29 years	$3
Exercisable as of June 30, 2024	104,618	$13.63	1.00 years	$3
As of June 30, 2024, total unrecognized compensation expense related to CSARs was immaterial. The weighted average grant date fair value per share of CSARs granted was $5.28 for the period ended June 30, 2024.
The Company had a short-term liability related to its CSARs of $3 million and $37 million recorded within accrued compensation and benefits in the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively. The Company had a long-term liability of $0 and $2 million recorded within other liabilities in the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.
The following table summarizes the activity related to the Company’s SSARs during the six months ended June 30, 2024:

	Number of SSAR Awards	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	—
SSARs converted from CSARs	1,978,761	$21.12
Exercised	(15,806)	13.02
Forfeited	(6,932)	29.16
Outstanding as of June 30, 2024	1,956,023	$21.15	2.20 years	$27
Exercisable as of June 30, 2024	969,451	$13.07	1.07 years	$21

As of June 30, 2024, total unrecognized compensation expense related to SSARs was $4 million and is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. The fair value of the Company’s vested SSAR awards was $21 million at June 30, 2024. The weighted average grant date fair value per share of SSARs granted was $6.15 for the period ended June 30, 2024.

The following table summarizes the assumptions used in the Black-Scholes-Merton option-pricing model that was used to estimate the fair value of the stock appreciation rights at the conversion date:

April 16, 2024
Expected dividend yield	1.44%
Risk-free interest rate	4.78% - 5.41%
Weighted average volatility	22.50%
Expected life (in years)	0.11 - 2.96
Performance Cash
The Company has Performance Cash awards outstanding from its previous compensation programs, which represent the right to receive an amount based on the achievement of certain performance conditions and are generally subject to continued employment through a three-year cliff vesting period. The amount may range from 0% to a maximum potential value of 200% of the award’s target value based on the satisfaction of the performance conditions over a three-year cumulative performance period. Prior to the IPO, all Performance Cash awards were settled in cash. Following the IPO, the majority of the outstanding Performance Cash awards will be settled in shares of Class A common stock under the Pre-IPO LTIP.
Compensation expense related to Performance Cash awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$1	$—	$2	$1
Selling, general and administrative expenses	9	4	12	7
Performance Cash compensation expense	10	4	$14	$8
Income tax benefit	(2)	(1)	(3)	(2)
Performance Cash compensation expense, net	$8	$3	$11	$6
The Company had a short-term liability related to its Performance Cash awards of $14 million and $16 million recorded within accrued compensation and benefits in the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively. The Company had a long-term liability of $14 million and $13 million recorded within other liabilities in the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 respectively.
17. Commitments and Contingencies
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
18. Related Party Transactions
In the three and six month periods ended June 30, 2024, the Company incurred expenses of $5 million and $10 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement. In the three and six month periods ended June 30, 2023, the Company incurred expenses of $5 million and $10 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement.
In the three and six months ended June 30, 2024, the Company declared and paid regular cash dividends to stockholders, resulting in payments of $20 million and $45 million to UL Standards & Engagement, respectively. In the three and six months ended June 30, 2023, the Company declared and paid regular cash dividends to its then sole stockholder, UL Standards & Engagement, of $20 million and $40 million, respectively.

19. Segment Information
Revenue and operating income of the Company’s segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue
Industrial	$314	$292	$609	$562
Consumer	322	309	608	584
Software and Advisory	94	88	183	172
Total revenue	$730	$689	$1,400	$1,318

Operating income
Industrial	$85	$82	$160	$154
Consumer	38	33	55	36
Software and Advisory	3	2	2	2
Total operating income	$126	$117	$217	$192
20. Subsequent Events
On July 8, 2024, the Company acquired 100% of the outstanding stock of TesTneT Engineering GmbH (together with its subsidiaries,“Testnet”) for approximately $19 million in cash consideration (subject to customary post-closing adjustments). Testnet is a Germany-based company that provides testing services for various hydrogen storage systems, refueling stations and their components.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023, which are included in this Quarterly Report, as well as the Company’s consolidated financial statements and the related notes included in the Company’s final prospectus for its initial public offering (the “IPO”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those the Company describes under “Risk Factors” in Part II Item 1A of the Quarterly Report on Form 10-Q for the period ended March 31, 2024. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
References to “UL Solutions” and the “Company” refer to UL Solutions Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.
Overview
UL Solutions is a global safety science leader that provides independent third-party testing, inspection and certification (“TIC”) services and related software and advisory (“S&A”) offerings.
UL Solutions manages the company and reports its financial results through two businesses, TIC and S&A, and three segments: Industrial, Consumer and Software and Advisory.
Since January 1, 2023, the Company has completed the following acquisitions and divestitures, which impact the comparability of results between periods:
•In May 2024, the Company acquired 100% of the outstanding stock of Batterielngenieure GmbH (together with its subsidiaries, “Batterielngenieure”) for approximately $11 million. Batterielngenieure is a Germany-based battery testing company that is in the process of building a laboratory in Aachen, Germany to replace the leased facility it is currently using and add testing and simulation capacity. Batterielngenieure is included in the Industrial segment.
•In May 2024, the Company completed the sale of its payments testing business to an affiliate of Gallant Capital Partners, for a base price of $30 million. The business performed Software and Non-certification Testing and Other Services and the results of operations were included in the Industrial segment until the date of divestiture. The divestiture resulted in a pre-tax gain on sale of approximately $25 million, which was recorded within other income, net in the Company’s consolidated results of operations.
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
•In July 2023, the Company acquired 100% of the outstanding stock of HBI Compliance Limited (together with its subsidiaries, “Healthy Buildings International”) for approximately $6 million. Healthy Buildings International is a United Kingdom-based health, safety and compliance company. The results of operations of Healthy Buildings International are included in the Software and Advisory segment since the date of acquisition.
On July 8, 2024, after the quarter end, the Company acquired 100% of the outstanding stock of TesTneT Engineering GmbH (together with its subsidiaries,“Testnet”) for approximately $19 million. Testnet is a Germany-based company that provides testing services for various hydrogen storage systems, refueling stations and their components. The results of operations of Testnet will be included in the Industrial segment in subsequent periods.

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
Cost of Revenue
Cost of revenue includes personnel related expenses consisting of salaries, incentives, stock-based compensation and other benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes facility related costs for laboratories and other buildings where testing and inspection services are performed, depreciation on equipment used in testing, amortization of capitalized software, customer-related travel costs, expenses related to third party contractors or third party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel related expenses consisting of salaries, incentives, stock-based compensation and other benefits for indirect administrative functions such as executive, finance, legal, human resources and information technology, not included within cost of revenue. Additionally, selling, general and administrative expenses include third party consultancy costs, facility costs, depreciation and amortization, internal research and development costs as well as legal and accounting fees, travel, marketing, bad debt and non-chargeable materials and supplies. The Company expects selling, general and administrative expenses will be impacted by costs associated with being a publicly traded company.
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
Other Income, net
Other income, net consists primarily of non-operating gains and losses, income and expenses related to the revaluation performed on designated balance sheet accounts, gains and losses on foreign currency transactions, investment income, equity in earnings of non-consolidated affiliates and non-operating pension and postretirement benefit expenses.
Income Before Income Taxes
Income before income taxes is calculated as revenue less cost of revenue, selling, general and administrative expenses, interest expense and other income, net.
Income Tax Expense
Income tax expense consists of current and deferred federal and state taxes for the Company’s U.S. and foreign jurisdictions.
Net Income
Net income is calculated as revenue less cost of revenue, selling, general and administrative expenses, interest expense, other income, net and income tax expense. Net income margin is calculated as net income as a percentage of revenue.

Results of Operations
The following table sets forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,				Change
(in millions)	2024	% Revenue	2023	% Revenue
Revenue	$730	N/A	$689	N/A	$41
Cost of revenue	364	49.9%	352	51.1%	12
Selling, general and administrative expenses	240	32.9%	220	31.9%	20
Operating income	126	17.3%	117	17.0%	9
Interest expense	(13)	(1.8)%	(8)	(1.2)%	(5)
Other income, net	21	2.9%	11	1.6%	10
Income before income taxes	134	18.4%	120	17.4%	14
Income tax expense	28	3.8%	21	3.0%	7
Net income	$106	14.5%	$99	14.4%	7
Revenue

	Three Months Ended June 30,
(in millions)	2024	2023	Change	% Change
Industrial	$314	$292	$22	7.5%
Consumer	322	309	13	4.2%
Software and Advisory	94	88	6	6.8%
Total	$730	$689	$41	6.0%

Revenue increased by $41 million, or 6.0%, for the three months ended June 30, 2024, as compared to the same period in 2023. Revenue increased on an organic basis by $58 million, or 8.4%, due to organic growth across all segments in the second quarter of 2024, led by the Industrial segment in both Ongoing Certification Services and Certification Testing revenue. FX decreased revenue by $11 million, or 1.6%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi. Acquisitions and divestitures decreased revenue by $6 million, or 0.9%, primarily due to the sale of the payments testing business in the Industrial segment.

	Three Months Ended June 30, 2024
(in millions)	Organic	Acquisition	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$34	$(7)	$(5)	$22	11.6%	7.5%
Consumer	19	—	(6)	13	6.1%	4.2%
Software and Advisory	5	1	—	6	5.7%	6.8%
Total	$58	$(6)	$(11)	$41	8.4%	6.0%

Cost of Revenue
Cost of revenue increased by $12 million, or 3.4%, for the three months ended June 30, 2024, as compared to the same period in 2023, due to increased compensation expenses of $7 million, primarily due to base salary increases and higher healthcare costs. In addition, depreciation and amortization increased $6 million related to the completion of additional laboratory capacity and software placed in service. FX decreased cost of revenue by $6 million primarily due to the relative weakness of the Japanese yen and Chinese renminbi.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20 million, or 9.1%, for the three months ended June 30, 2024, as compared to the same period in 2023, due to increased compensation expenses of $21 million, primarily due to long-term incentive costs related to the Company’s Cash-settled Stock Appreciation Rights (“CSARs”), which were remeasured to fair value at the IPO date upon conversion to Stock-settled Stock Appreciation Rights (“SSARs”), and increased expenses under the Company’s Pre-IPO Performance Cash awards.
During the three months ended June 30, 2024 and 2023, the Company incurred $2 million and $1 million of expenses, respectively, related to the IPO.
Interest Expense
Interest expense increased by $5 million for the three months ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to interest on the Company’s outstanding 6.500% senior notes due 2028 (the “notes”) which were not outstanding in the same period in 2023. For additional information refer to “—Liquidity and Capital Resources.”
Other Income, net
Other income, net increased by $10 million in the three months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily driven by a $25 million gain on divestiture of the Company’s payments testing business in May 2024. The increase was partially offset by $5 million of higher foreign currency exchange losses on intercompany loans and transaction settlements and $5 million of unrealized gains on equity investments in the three months ended June 30, 2023 that did not reoccur in 2024.
Income Tax Expense
The effective tax rate for the three months ended June 30, 2024 was 20.9%, which differed from the U.S. statutory rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions and U.S. tax on Global Intangible Low Taxed Income (“GILTI”) net of related foreign tax credits.
The effective tax rate for the three months ended June 30, 2023 was 17.5%, which differed from the U.S. statutory tax rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions, partially offset by U.S. tax on GILTI net of related foreign tax credits.
Several countries in which the Company operates have adopted aspects of Pillar Two rules which impose a 15% corporate minimum tax into their local legislation effective January 1, 2024. In accordance with Financial Accounting Standards Board guidance which states that the Pillar Two minimum tax should be reflected as a period cost in the period the law is effective rather than enacted, the Company has reflected the impact of the Pillar Two rules that are effective as of June 30, 2024 in its financial results for the three months ended June 30, 2024, and the impact is immaterial. The Company is continuing to evaluate aspects of the legislation that will be effective January 1, 2025 and the potential impact on future periods as such changes could result in an increase in its effective tax rate in 2025 and/or other future periods.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,				Change
(in millions)	2024	% Revenue	2023	% Revenue
Revenue	$1,400	N/A	$1,318	N/A	$82
Cost of revenue	715	51.1%	687	52.1%	28
Selling, general and administrative expenses	468	33.4%	439	33.3%	29
Operating income	217	15.5%	192	14.6%	25
Interest expense	(28)	(2.0)%	(16)	(1.2)%	(12)
Other income, net	18	1.3%	16	1.2%	2
Income before income taxes	207	14.8%	192	14.6%	15
Income tax expense	41	2.9%	35	2.7%	6
Net income	$166	11.9%	$157	11.9%	9
Revenue

	Six Months Ended June 30,
(in millions)	2024	2023	Change	% Change
Industrial	$609	$562	$47	8.4%
Consumer	608	584	24	4.1%
Software and Advisory	183	172	11	6.4%
Total	$1,400	$1,318	$82	6.2%
Revenue increased by $82 million, or 6.2%, for the six months ended June 30, 2024, as compared to the same period in 2023. Revenue increased on an organic basis by $105 million, or 8.0%, due to organic growth across all segments in 2024, led by the Industrial segment in both Ongoing Certification Services and Certification Testing revenue. FX decreased revenue by $18 million, or 1.4%, primarily due to the relative weakness of the Japenese yen and the Chinese renminbi. Acquisitions and divestitures decreased revenue by $5 million, or 0.4%, primarily due to the sale of the payments testing business in the Industrial segment.
For additional information see the discussions of results of operations by segment.

	Six Months Ended June 30, 2024
(in millions)	Organic	Acquisition	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$61	$(6)	$(8)	$47	10.9%	8.4%
Consumer	35	(1)	(10)	24	6.0%	4.1%
Software and Advisory	9	2	—	11	5.2%	6.4%
Total	$105	$(5)	$(18)	$82	8.0%	6.2%
Cost of Revenue
Cost of revenue increased by $28 million, or 4.1%, for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to increased compensation expenses of $17 million, primarily due to base salary increases and higher healthcare costs. In addition, depreciation and amortization increased $13 million related to the completion of additional laboratory capacity and software placed in service. FX decreased cost of revenue by $9 million, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $29 million, or 6.6%, for the six months ended June 30, 2024, as compared to the same period in 2023, due to increased compensation expenses of $15 million, primarily due to base salary increases and long-term incentive costs under the Pre-IPO Performance Cash awards. In addition, professional fees increased $8 million related to higher costs related to the IPO and higher accounting and legal costs, and bad debt expenses increased $7 million due to the impact of higher write-offs in 2024. Acquisitions and divestitures increased selling, general and administrative expenses by an additional $5 million, primarily related to due diligence related costs. FX decreased selling, general and administrative expenses by $5 million, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
During the six months ended June 30, 2024 and 2023, the Company incurred $4 million and $1 million of expenses, respectively, related to the IPO.
Interest Expense
Interest expense increased by $12 million for the six months ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to interest on the Company’s outstanding senior notes which were not outstanding in the same period in 2023. For additional information refer to “—Liquidity and Capital Resources.”
Other Income, net
Other income, net increased by $2 million in the six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to a $25 million gain on divestiture of the Company’s payments testing business in May 2024. The increase was partially offset by $10 million of higher foreign currency exchange losses on intercompany loans and transaction settlements and $5 million of unrealized gains on equity investments in the six months ended June 30, 2023 that did not reoccur in 2024.
Income Tax
The effective tax rate for the six months ended June 30, 2024 was 19.8%, which differed from the U.S. statutory rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions and U.S. tax on GILTI net of related foreign tax credits.
The effective tax rate for the six months ended June 30, 2023, was 18.2%, which differed from the U.S. statutory tax rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions, partially offset by U.S. tax on GILTI net of related foreign tax credits.
Several countries in which the Company operates have adopted aspects of Pillar Two rules which impose a 15% corporate minimum tax into their local legislation effective January 1, 2024. In accordance with Financial Accounting Standards Board guidance which states that the Pillar Two minimum tax should be reflected as a period cost in the period the law is effective rather than enacted, the Company has reflected the impact of the Pillar Two rules that are effective January 1, 2024 in its financial results for the six months ended June 30, 2024, and the impact is immaterial. The Company is continuing to evaluate aspects of the legislation that will be effective January 1, 2025 and the potential impact on future periods as such changes could result in an increase in its effective tax rate in 2025 and/or other future periods.
Industrial
The Industrial segment provides TIC services to help ensure customers’ industrial products meet or exceed international standards for product safety, performance and sustainability. The Industrial segment provides services that address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building owners, end users and regulators.

The following table summarizes the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$314	$292	$609	$562
Revenue change analysis:
Organic	$34	$28	$61	$40
Acquisition	(7)	1	(6)	2
FX	(5)	(3)	(8)	(10)
Total revenue change	$22	$26	$47	$32

Segment operating income	$85	$82	$160	$154
Segment operating income change analysis:
Organic	$10	$13	$17	$12
Acquisition	(5)	(1)	(8)	(1)
FX	(2)	(2)	(3)	(5)
Total segment operating income change	$3	$10	$6	$6

Segment operating income margin	27.1%	28.1%	26.3%	27.4%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased by $22 million, or 7.5%, for the three months ended June 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $34 million or 11.6%, primarily due to growth in Ongoing Certification Services revenue of $16 million across most industries due to price increases. Certification Testing revenue increased $14 million, driven by continued demand for electrical product, renewable energy and component certification testing, as well as returns on new capacity provided by recent laboratory investments. Acquisitions and divestitures decreased revenue by $7 million, or 2.4%, primarily due to the sale of the payments testing business. FX decreased revenue by $5 million, or 1.7%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $3 million, or 3.7%, for the three months ended June 30, 2024, as compared to the same period in 2023 primarily due to the $34 million increase in organic revenue noted above partially offset by a $24 million increase in expenses. Expenses increased due to higher compensation expenses of $13 million primarily due to long-term incentive costs related to the Company’s CSARs and Performance Cash awards, base salary and headcount increases and higher healthcare costs. Additionally, professional fees increased $3 million related to, in part, outsourced labor associated with higher revenue. Acquisitions and divestitures decreased segment operating income by $5 million, primarily due to the sale of the payments testing business and due diligence related costs.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased by $47 million, or 8.4%, for the six months ended June 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $61 million or 10.9%, primarily due to growth in Ongoing Certification Services revenue of $28 million across most industries due to price increases. Certification Testing revenue increased $27 million, driven by continued demand for electrical product, renewable energy and component certification testing, as well as returns on new capacity provided by recent laboratory investments. FX decreased revenue by $8 million, or 1.4%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi. Acquisitions decreased revenue by $6 million, or 1.1%, primarily due to the sale of the payments testing business.

Segment Operating Income
Segment operating income increased by $6 million, or 3.9%, for the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to the $61 million increase in organic revenue noted above partially offset by a $44 million increase in expenses. Expenses increased due to higher compensation expenses of $21 million primarily due to base salary and headcount increases and higher healthcare costs. Additionally, professional fees increased $6 million primarily related to outsourced labor associated with higher revenue, ongoing software projects and higher costs related to the IPO. Depreciation and amortization increased $4 million related to the completion of additional laboratory capacity. Acquisitions and divestitures decreased segment operating income by $8 million, primarily due to the sale of the payments testing business and due diligence related costs.
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
The following table summarizes the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$322	$309	$608	$584
Revenue change analysis:
Organic	$19	$20	$35	$21
Acquisition	—	1	(1)	8
FX	(6)	(4)	(10)	(13)
Total revenue change	$13	$17	$24	$16

Segment operating income	$38	$33	$55	$36
Segment operating income change analysis:
Organic	$7	$10	$20	$(9)
Acquisition	—	(3)	1	(4)
FX	(2)	—	(2)	(1)
Total segment operating income change	$5	$7	$19	$(14)

Segment operating income margin	11.8%	10.7%	9.0%	6.2%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased by $13 million, or 4.2%, for the three months ended June 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $19 million, or 6.1%, primarily due to Non-certification Testing and Other Services revenue growth of $11 million in consumer technology driven by higher electromagnetic compatibility testing for automotive and consumer electronics and improved retail demand. Certification Testing revenue increased $4 million, driven by strength in HVAC. FX decreased revenue by $6 million, or 1.9%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $5 million for the three months ended June 30, 2024, as compared to the same period in 2023 primarily due to the $19 million increase in organic revenue noted above partially offset by a $12 million increase in expenses. Expenses increased due to higher compensation expenses of $11 million, primarily due to long-term incentive costs related to the Company’s CSARs and Performance Cash awards, and higher healthcare costs. FX decreased segment operating income $2 million, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased by $24 million, or 4.1%, for the six months ended June 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $35 million, or 6.0%, primarily due to Non-certification Testing and Other Services revenue growth of $20 million in consumer technology driven by higher electromagnetic compatibility testing for automotive and consumer electronics and improved retail demand. Certification Testing revenue increased $9 million due to medical growth and strength in HVAC. FX decreased revenue by $10 million, or 1.7%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $19 million for the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to the $35 million increase in organic revenue noted above partially offset by a $15 million increase in expenses. Expenses increased due to higher compensation expenses of $4 million, primarily due to higher healthcare costs. Additionally, professional fees increased $3 million primarily related to ongoing software projects and higher costs related to the IPO. Depreciation and amortization increased $3 million related to the completion of additional laboratory capacity and software placed in service.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following table summarizes the change in Software and Advisory’s revenue and operating income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$94	$88	$183	$172
Revenue change analysis:
Organic	$5	$1	$9	$3
Acquisition	1	—	2	—
FX	—	—	—	(1)
Total revenue change	$6	$1	$11	$2

Segment operating income	$3	$2	$2	$2
Segment operating income change analysis:
Organic	$—	$(1)	$—	$(5)
Acquisition	—	—	(1)	—
FX	1	(1)	1	—
Total segment operating income change	$1	$(2)	$—	$(5)

Segment operating income margin	3.2%	2.3%	1.1%	1.2%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased by $6 million, or 6.8%, for the three months ended June 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $5 million, or 5.7%, driven by demand for software and sustainability advisory services.
Segment Operating Income
Segment operating income increased by $1 million for the three months ended June 30, 2024, as compared to the same period in 2023 primarily due to the $5 million increase in organic revenue noted above partially offset by a $5 million increase in expenses. Expenses increased due to higher compensation expenses of $4 million primarily due to long-term incentive costs related to the Company’s CSARs and Performance Cash awards.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased by $11 million, or 6.4%, for the six months ended June 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $9 million, or 5.2%, driven by $6 million of software revenue growth and advisory revenue growth of $3 million related to, in part, demand for sustainability services.
Segment Operating Income
Segment operating income was flat for the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to the $9 million increase in organic revenue noted above offset by a $9 million increase in expenses. Expenses increased due to higher compensation expenses of $6 million primarily due to base salary and headcount increases, long-term incentive costs related to Performance Cash awards and higher healthcare costs.
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
There are material limitations to using these non-GAAP financial measures. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, other income, income tax expense, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income, as applicable. Adjusted Net Income and Adjusted Diluted Earnings Per Share do not take into account certain significant items, including other income, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income and diluted earnings per share, as applicable. Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering these non-GAAP financial measures in conjunction with net income, operating income, diluted earnings per share and net cash provided by operating activities as calculated in accordance with GAAP.
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Net income	$106	$99	$166	$157
Net income margin	14.5%	14.4%	11.9%	11.9%
Adjusted EBITDA	$173	$155	$304	$266
Adjusted EBITDA margin	23.7%	22.5%	21.7%	20.2%
Adjusted Net Income	$94	$89	$155	$143
Adjusted Net Income margin	12.9%	12.9%	11.1%	10.8%

Diluted Earnings per Share	$0.50	$0.47	$0.78	$0.75
Adjusted Diluted Earnings Per Share	$0.44	$0.42	$0.73	$0.68

Net Cash provided by Operating Activities			$244	$220
Free Cash Flow			$131	$107
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income adjusted for depreciation and amortization expense, interest expense, other income, income tax expense, as well as stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of revenue.
The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Net income	$106	$99	$166	$157
Depreciation and amortization expense	41	38	82	74
Interest expense	13	8	28	16
Other income, net	(21)	(11)	(18)	(16)
Income tax expense	28	21	41	35
Stock-based compensation	6	—	6	—
Restructuring	—	—	(1)	—
Adjusted EBITDA	$173	$155	$304	$266
Revenue	$730	$689	$1,400	$1,318
Net income margin	14.5%	14.4%	11.9%	11.9%
Adjusted EBITDA margin	23.7%	22.5%	21.7%	20.2%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Industrial
Segment operating income	$85	$82	$160	$154
Depreciation and amortization expense	10	9	21	17
Stock-based compensation	2	—	2	—
Adjusted EBITDA	$97	$91	$183	$171
Revenue	$314	$292	$609	$562
Operating income margin	27.1%	28.1%	26.3%	27.4%
Adjusted EBITDA margin	30.9%	31.2%	30.0%	30.4%

Consumer
Segment operating income	$38	$33	$55	$36
Depreciation and amortization expense	20	19	39	37
Stock-based compensation	3	—	3	—
Restructuring	—	—	(1)	—
Adjusted EBITDA	$61	$52	$96	$73
Revenue	$322	$309	$608	$584
Operating income margin	11.8%	10.7%	9.0%	6.2%
Adjusted EBITDA margin	18.9%	16.8%	15.8%	12.5%

Software and Advisory
Segment operating income	$3	$2	$2	$2
Depreciation and amortization expense	11	10	22	20
Stock-based compensation	1	—	1	—
Adjusted EBITDA	$15	$12	$25	$22
Revenue	$94	$88	$183	$172
Operating income margin	3.2%	2.3%	1.1%	1.2%
Adjusted EBITDA margin	16.0%	13.6%	13.7%	12.8%

Adjusted EBITDA	$173	$155	$304	$266
Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for other income, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, each net of tax. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Net income	$106	$99	$166	$157
Other income, net	(21)	(11)	(18)	(16)
Stock-based compensation	6	—	6	—
Restructuring	—	—	(1)	—
Tax effect of adjustments(a)	3	1	2	2
Adjusted Net Income	$94	$89	$155	$143
Revenue	$730	$689	$1,400	$1,318
Net income margin	14.5%	14.4%	11.9%	11.9%
Adjusted Net Income margin	12.9%	12.9%	11.1%	10.8%
__________________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Adjusted Diluted Earnings Per Share
The Company defines Adjusted Diluted Earnings Per Share as diluted earnings per share attributable to stockholders of UL Solutions adjusted for other income, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable.
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diluted earnings per share(a)	$0.50	$0.47	$0.78	$0.75
Other income, net	(0.11)	(0.06)	(0.09)	(0.08)
Stock-based compensation	0.03	—	0.03	—
Tax effect of adjustments(b)	0.02	0.01	0.01	0.01
Adjusted Diluted Earnings Per Share(a)	$0.44	$0.42	$0.73	$0.68
__________
(a)Diluted earnings per share and Adjusted Diluted Earnings Per Share have been adjusted for the period ended June 30, 2023 to reflect a 2-for-1 forward split of the Company’s Class A common stock effected on November 20, 2023.
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
The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$244	$220
Capital expenditures	(113)	(113)
Free Cash Flow	$131	$107

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
The Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those referenced in the section titled “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In addition, the Company cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, make contributions to the Company’s pension and postretirement plans, pay dividends, or what impact any such transactions could have on the Company’s financial condition, results of operations or cash flows.
As of June 30, 2024, the Company had $295 million in cash and cash equivalents and $729 million of unused availability under the Credit Facility and access to an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$244	$220
Net cash used in investing activities	$(93)	$(85)
Net cash used in financing activities	$(159)	$(39)
Cash Flows from Operating Activities
Net cash provided by operating activities was $244 million for the six months ended June 30, 2024, an increase of $24 million compared to net cash provided by operating activities of $220 million for the same period in 2023. The increase was primarily driven by lower payments on the Company’s CSARs and higher contract liabilities related to project invoicing and higher prepayments from customers during the six months ended June 30, 2024 compared to the same period in 2023, partially offset by higher receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $93 million for the six months ended June 30, 2024, an increase of $8 million compared to net cash used in investing activities of $85 million for the same period in 2023. The increase in cash used in investing activities was primarily driven by a $21 million decrease in net sales of investments and a $9 million increase in acquisitions during the current period, partially offset by a $26 million increase in proceeds from divestitures during the current period.
Cash Flows from Financing Activities
Net cash used in financing activities was $159 million for the six months ended June 30, 2024, an increase of $120 million compared to net cash used in financing activities of $39 million for the same period in 2023. The change was primarily driven by a $95 million increase in net repayments of long-term debt during the current period and the timing of a $14 million dividend paid to the non-controlling interest, which was paid in the second quarter of 2024 compared to the third quarter of 2023.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures remained flat at $113 million for the six months ended June 30, 2024 and 2023.
Long-Term Debt
Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”), consisting of term loans and revolving loan commitments. As of June 30, 2024, the Company was in compliance with all covenants under the Credit Facility.
Since entering the agreement in January 2022, borrowings under the Credit Facility bore interest at a rate per annum equal to, at Company’s option, (a) in the case of U.S. dollar loans, the Bloomberg Short-term Bank Yield (“BSBY”) rate plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). In addition, the Credit Facility included a provision that replaces BSBY with the Secured Overnight Financing Rate (“SOFR”) plus certain specified credit spread adjustments in the event that BSBY ceases to be available as a reference rate. In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all of its tenors will be effective on November 15, 2024. Accordingly, on June 28, 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of BSBY with Term SOFR plus a SOFR adjustment of 0.10% as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor. The foregoing summary of certain provisions of the First Credit Facility Amendment is qualified in its entirety by reference to the amendment filed as exhibit 10.1 hereto.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of senior notes due 2028. The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“UL LLC”).
Dividends
In the three and six months ended June 30, 2024, the Company paid dividends to stockholders of $25 million and $50 million, respectively. In the three and six months ended June 30, 2023, the Company paid a dividend of $20 million and $40 million to its then sole stockholder, UL Standards & Engagement, respectively.
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
•the other factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” in Part II Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled “Risk Factors” in Part II Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and the Company’s subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Many of the important factors that will determine these results are beyond the Company’s ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company, or others acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements above.

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
In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all of its tenors will be effective on November 15, 2024. Accordingly, on June 28, 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of BSBY with Term SOFR plus a SOFR adjustment of 0.10% as a benchmark rate for interest periods commencing subsequent to the June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor. The First Credit Facility Amendment had no impact on the Company’s financial position, results of operations, or cash flows in the three and six months ended June 30, 2024.
During the first six months of 2024, the variable interest rates applicable to both benchmark rate loans and base rate loans under the Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The increased interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the Credit Facility or its other obligations. Furthermore, while the increased interest rate does impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, increased interest rates have not had a material impact on the Company’s financial condition.
The interest rates for the Company’s term loan and revolving credit facility as of June 30, 2024, were 6.52% and 6.48%, respectively, which were floating rates based on the BSBY Index rate plus an applicable margin. A hypothetical 100 basis point change in interest rates affecting the Credit Facility would result in a change to the annual interest expense of approximately $5 million, based on outstanding borrowings at June 30, 2024. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents or short-term investments would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the euro, Japanese yen, Chinese renminbi, British pound sterling, Singapore dollar, New Taiwan dollar and the Korean won. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the six months ended June 30, 2024, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
The Company’s results of operations are exposed to foreign currency exchange risk related to intercompany loan and operating balances between subsidiaries that are denominated in currencies other than the U.S. dollar, primarily the Brazilian real, euro, Korean won and the Japanese yen. A transaction made in a currency that differs from the local entity’s functional currency is first remeasured at the entity’s functional currency. Subsequent foreign currency exchange rate changes result in foreign currency gains (losses) that are recognized in net income. If the transaction is already denominated in the entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by GAAP for such intercompany loan and operating balances will give rise to foreign exchange gains (losses), which could materially impact the Company’s results of operations.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2024. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations. Discussion of these and other legal matters is incorporated by reference from Part I, Item 1, Note 17, “Commitments and Contingencies,” of this Quarterly Report and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. Risk Factors
See Part II, Item 1A. Risk Factors of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024. There have been no material changes to the Company’s risk factors as previously disclosed in the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2024.
ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
10.1*	First Amendment to Credit Agreement, First Amendment to Guaranty and Borrower Assignment, Assumption and Release
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholder's Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 31, 2024
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)