Form 10-Q
period 2024-09-30
UL Solutions Inc.
filed 2024-11-05
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The registrant had outstanding 61,987,768 shares of Class A common stock, par value $0.001per share, and 138,130,000 shares of Class B common stock, par value $0.001 per share, as of October 18, 2024.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$731	$676	$2,131	$1,994
Cost of revenue	373	344	1,088	1,031
Selling, general and administrative expenses	228	206	696	644
Goodwill impairment	—	37	—	37
Operating income	130	89	347	282
Interest expense	(14)	(7)	(42)	(23)
Other income (expense), net	—	(7)	18	8
Income before income taxes	116	75	323	267
Income tax expense	22	18	63	53
Net income	94	57	260	214
Less: net income attributable to non-controlling interests	6	4	15	12
Net income attributable to stockholders of UL Solutions	$88	$53	$245	$202

Earnings per common share:
Basic	$0.44	$0.27	$1.23	$1.01
Diluted	$0.44	$0.27	$1.22	$1.01

Weighted average common shares outstanding:
Basic	200	200	200	200
Diluted	202	200	201	200
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$94	$57	$260	$214
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans, net of tax	1	1	2	3
Foreign currency translation gain (loss)	31	(16)	5	(22)
Total other comprehensive income (loss)	32	(15)	7	(19)
Comprehensive income	126	42	267	195
Less: comprehensive income attributable to non-controlling interests	7	4	15	11
Comprehensive income attributable to stockholders of UL Solutions	$119	$38	$252	$184

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$327	$315
Accounts receivable, net of allowance of $11 and $9	354	362
Contract assets, net of allowance of $1 and $1	223	179
Other current assets	73	97
Total current assets	977	953
Property, plant and equipment, net of accumulated depreciation of $771 and $737	602	555
Goodwill	651	623
Intangible assets, net of accumulated amortization of $241 and $232	61	72
Operating lease right-of-use assets	183	151
Deferred income taxes	120	110
Capitalized software, net of accumulated amortization of $425 and $382	133	139
Other assets	150	133
Total Assets	$2,877	$2,736
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$37	$—
Accounts payable	138	169
Accrued compensation and benefits	223	281
Operating lease liabilities - current	37	39
Contract liabilities	253	162
Other current liabilities	57	58
Total current liabilities	745	709
Long-term debt	760	904
Pension and postretirement benefit plans	222	232
Operating lease liabilities	153	120
Other liabilities	101	93
Total Liabilities	1,981	2,058
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 per share, 62 million and 200 million shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.001 per share, 138 million and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	817	776
Retained earnings	194	24
Accumulated other comprehensive loss	(139)	(146)
Total stockholders’ equity before non-controlling interests	872	654
Non-controlling interests	24	24
Total Stockholders’ Equity	896	678
Total Liabilities and Stockholders’ Equity	$2,877	$2,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at June 30, 2024	$—	$808	$131	$(170)	$17	$786
Net income	—	—	88	—	6	94
Other comprehensive income, net of tax	—	—	—	31	1	32
Stock-based compensation	—	9	—	—	—	9
Dividend to stockholders of UL Solutions ($0.125 per share)	—	—	(25)	—	—	(25)
Balance at September 30, 2024	$—	$817	$194	$(139)	$24	$896

Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	245	—	15	260
Other comprehensive income, net of tax	—	—	—	7	—	7
Stock-based compensation	—	41	—	—	—	41
Dividends to stockholders of UL Solutions ($0.375 per share)	—	—	(75)	—	—	(75)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at September 30, 2024	$—	$817	$194	$(139)	$24	$896

Balance at June 30, 2023	$—	$1,009	$320	$(169)	$15	$1,175
Net income	—	—	53	—	4	57
Other comprehensive loss, net of tax	—	—	—	(15)	—	(15)
Dividend to stockholder of UL Solutions ($0.10 per share)	—	—	(20)	—	—	(20)
Balance at September 30, 2023	$—	$1,009	$353	$(184)	$19	$1,197

Balance at December 31, 2022	$—	$1,009	$211	$(166)	$23	$1,077
Net income	—	—	202	—	12	214
Other comprehensive loss, net of tax	—	—	—	(18)	(1)	(19)
Dividends to stockholder of UL Solutions ($0.30 per share)	—	—	(60)	—	—	(60)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at September 30, 2023	$—	$1,009	$353	$(184)	$19	$1,197
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities
Net income	$260	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	111
Goodwill impairment	—	37
Gains on divestitures	(24)	(2)
Stock-based compensation	16	—
Loss on foreign exchange transactions	5	7
Deferred income taxes	(11)	8
Other, net	12	(2)
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	4	37
Contract and other assets	(36)	(63)
Accounts payable	(19)	(19)
Accrued expenses	(27)	(75)
Pension and postretirement benefit plans	(8)	3
Contract and other liabilities	97	85
Net cash flows provided by operating activities	394	341
Investing activities
Capital expenditures	(179)	(156)
Acquisitions, net of cash acquired	(26)	(18)
Proceeds from divestitures	30	4
Sales of investments	—	144
Purchases of investments	—	(95)
Other investing activities, net	—	3
Net cash flows used in investing activities	(175)	(118)
Financing activities
Proceeds from long-term debt	108	30
Repayment of long-term debt	(218)	(30)
Dividends to stockholders of UL Solutions	(75)	(60)
Dividend to non-controlling interest	(15)	(14)
Other financing activities, net	(2)	(1)
Net cash flows used in financing activities	(202)	(75)
Effect of exchange rate changes on cash and cash equivalents	(5)	(13)
Net increase in cash and cash equivalents	12	135
Cash and cash equivalents
Beginning of period	315	322
End of period	$327	$457

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$39	$24
Cash paid during the period for income taxes	56	45
Cash paid during the period for stock-based compensation	18	61

Noncash investing and financing activities
Capital expenditures funded by liabilities	$28	$25
Conversion of stock-based compensation awards to equity (Note 16)	26	—

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
Public Offerings
On April 16, 2024, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock (the “IPO”) by UL Standards & Engagement at a price to the public of $28.00 per share. On September 9, 2024, the Company completed a follow-on public offering of an aggregate of 23,000,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $49.00 per share. The Company did not receive any proceeds from these offerings. Refer to Note 14 for further information.
Basis of Presentation
The condensed consolidated financial statements are unaudited and have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s final prospectus for its initial public offering filed with the SEC on April 15, 2024. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of the Company’s results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. The Company has reclassified certain amounts in prior period financial statements to conform to the current period’s presentation.
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
Recently Issued Accounting Standards – Not Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments will be applied retrospectively. The ASU will result in additional segment disclosures within the Company’s financial statements, but is not expected to impact the Company’s financial condition, results of operations or cash flows.
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
2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to stockholders of UL Solutions	$88	$53	$245	$202
Basic weighted average common shares outstanding	200	200	200	200
Effect of dilutive securities	2	—	1	—
Diluted weighted average common shares outstanding	202	200	201	200

Basic earnings per share attributable to stockholders of UL Solutions	$0.44	$0.27	$1.23	$1.01
Diluted earnings per share attributable to stockholders of UL Solutions	$0.44	$0.27	$1.22	$1.01
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Certification Testing	$206	$182	$585	$531
Ongoing Certification Services	238	217	705	653
Non-certification Testing and Other Services	220	207	639	605
Software	67	70	202	205
Total	$731	$676	$2,131	$1,994
Contract Balances
The revenue recognized during the three and nine months ended September 30, 2024, which was included in contract liabilities at December 31, 2023, amounted to $27 million and $106 million, respectively. The revenue recognized during the three and nine months ended September 30, 2023, which was included in contract liabilities at December 31, 2022, amounted to $21 million and $101 million, respectively.
Remaining Performance Obligations
At September 30, 2024, the Company estimates that $164 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 64% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.
4. Acquisitions and Divestitures
Acquisitions
In July 2024, the Company acquired 100% of the outstanding stock of TesTneT Engineering GmbH (together with its subsidiaries,“TesTneT”) for approximately $19 million in cash consideration (subject to customary post-closing adjustments). TesTneT is a Germany-based company that provides testing services for various hydrogen storage systems, refueling stations and their components. Goodwill of $15 million, subject to finalization of the purchase price allocation, represents anticipated future revenue growth and margin expansion opportunities from new customers and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
In May 2024, the Company acquired 100% of the outstanding stock of Batterielngenieure GmbH (together with its subsidiaries, “Batterielngenieure”) for approximately $11 million in cash consideration (subject to customary post-closing adjustments). Batterielngenieure is a Germany-based battery testing company that is in the process of building a laboratory in Aachen, Germany to replace the leased facility it is currently using and to add testing and simulation capacity. The purchase price is primarily related to property, plant and equipment of $9 million and goodwill of $7 million, subject to finalization of the purchase price allocation. Goodwill represents anticipated future revenue growth and margin expansion opportunities from new customers and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
In August 2023, the Company acquired 100% of the outstanding stock of Certification Entity for Renewable Energies, S.L. (“CERE”) for approximately $14 million in cash consideration (as adjusted for customary post-closing adjustments). CERE is a Spain-based grid code compliance testing, simulation and certification company, focused on renewable energy and electric vehicle adoption. Goodwill of $11 million includes expected synergies with the Company’s existing business and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
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
Aggregate acquisition-related costs associated with business combinations are not material for the three and nine months ended September 30, 2024 and 2023, and are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations as incurred.
Divestiture
In May 2024, the Company completed the sale of its payments testing business in the Industrial segment to an affiliate of Gallant Capital Partners, a California-based private equity firm, for a base price of $30 million in cash, subject to customary post-closing adjustments, with the potential for additional cash consideration if certain earn-out provisions are met. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other income (expense), net in the Company’s Condensed Consolidated Statements of Operations.
Held for Sale
In May 2024, the Company signed a non-binding letter of intent with a prospective buyer to purchase one of its facilities and, as a result, the related assets of the facility were classified as held for sale in the second quarter of 2024. The facility is a testing laboratory, used in the Company’s Industrial and Consumer segments. At September 30, 2024, the carrying amount of the land, building and related improvements classified as held for sale was $11 million, which was included within other assets on the Condensed Consolidated Balance Sheet. In October 2024, the Company received a notice of termination from the prospective buyer. There have been no substantive changes to the Company’s plans to sell the facility.

5. Other Income (Expense), net
The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Foreign exchange gains (losses)	$1	$(9)	$(5)	$(5)
Interest income(a)	1	3	3	6
Unrealized gains on equity investments(a)	—	2	—	7
Non-operating pension and postretirement benefit expense	(2)	(2)	(6)	(6)
Gains on divestitures, net of adjustments(a)(b)	(1)	—	24	2
Other(a)	1	(1)	2	4
Total	$—	$(7)	$18	$8
__________
(a)The Company has reclassified the amounts presented for the three and nine months ended September 30, 2023 to conform to the current period’s presentation.
(b)See Note 4.
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$500	$500	$500	$500
Revolving credit facility	—	—	110	110
Senior notes	300	321	300	315
Other	2	2	—	—
Total	$802	$823	$910	$925
The fair value of the Company’s term loans and revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Other Current Assets
The components of other current assets are as follows:

(in millions)	September 30, 2024	December 31, 2023
Income tax receivable	$26	$49
Prepaid expenses	43	35
Other	4	13
Total	$73	$97

8. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $42 million for both periods ended September 30, 2024 and December 31, 2023.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $182 million and $178 million and liabilities of $83 million and $82 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively.
9. Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

	Testing, Inspection and Certification		Software and Advisory	Total
(in millions)	Industrial	Consumer
Balance at December 31, 2023(a)	$323	$230	$70	$623
Acquisitions	22	—	—	22
Effect of changes in foreign exchange rates	3	2	1	6
Balance at September 30, 2024(a)	$348	$232	$71	$651
__________
(a)Net of accumulated impairment losses of $137 million as of September 30, 2024 and $166 million as of December 31, 2023.

10. Intangible Assets
The following tables summarize intangible assets:

	September 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$263	$(212)	$51
Intellectual property and patents	16	(11)	5
Trademarks	23	(18)	5
Total	$302	$(241)	$61

	December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$261	$(204)	$57
Intellectual property and patents	18	(11)	7
Trademarks	25	(17)	8
Total	$304	$(232)	$72
Intangible asset amortization expense for the three and nine months ended September 30, 2024, reported within the Condensed Consolidated Statements of Operations, was $4 million and $10 million, respectively. Intangible asset amortization expense for the three and nine months ended September 30, 2023, reported within the Condensed Consolidated Statements of Operations, was $4 million and $12 million, respectively.

11. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$—	$1	$1	$2
Interest cost	4	4	12	12
Expected return on plan assets	(3)	(4)	(10)	(11)
Amortization of net actuarial loss	1	1	3	3
Net periodic benefit cost	$2	$2	$6	$6

For the three and nine months ended September 30, 2024, the Company’s contributions to various defined contribution savings plans were $11 million and $36 million, respectively. For the three and nine months ended September 30, 2023, the Company’s contributions to various defined contribution savings plans were $11 million and $34 million, respectively.
12. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2024 was 19.0% and 19.5%, respectively, which differed from the U.S. statutory rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances, partially offset by Section 162(m) limitations on current year compensation deductions of certain executive officers and U.S. tax on Global Intangible Low Taxed Income (“GILTI”) net of related foreign tax credits. The effective tax rate for the three and nine months ended September 30, 2024 also included a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits U.S. public company compensation expenses of certain executive officers that were previously deductible as a private company.
The effective tax rate for the three months ended September 30, 2023 was 24.0%, which differed from the U.S. statutory tax rate of 21% primarily due to the impact of non-deductible goodwill impairment and U.S. tax on GILTI net of related foreign tax credits, partially offset by earnings subject to lower tax rates in foreign jurisdictions and research and development tax credits. The effective tax rate for the nine months ended September 30, 2023 was 19.9%, which differed from the U.S. statutory tax rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and research and development tax credits, partially offset by the impact of non-deductible goodwill impairment and U.S. tax on GILTI net of related foreign tax credits.

13. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	September 30, 2024	December 31, 2023
Term loans	USD	January 2027	$500	$500
Revolving credit facility	USD	January 2027	—	110
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	2	—
Total debt			802	910
Less: unamortized debt issuance costs			(5)	(6)
Total debt, net of unamortized debt issuance costs			797	904
Less: current portion of long-term debt			(37)	—
Long-term debt			$760	$904
Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”), consisting of term loans and revolving loan commitments. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.
The interest rate on the term loans was 6.07% as of September 30, 2024 and 6.46% as of December 31, 2023 and the interest rate on the revolving credit facility was 6.45% as of December 31, 2023.
Since entering the agreement in January 2022, borrowings under the Credit Facility bore interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Bloomberg Short-term Bank Yield (“BSBY”) rate plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). In addition, the Credit Facility included a provision that replaces BSBY with the Secured Overnight Financing Rate (“SOFR”) plus certain specified credit spread adjustments in the event that BSBY ceases to be available as a reference rate. In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all of its tenors will be effective on November 15, 2024. Accordingly, on June 28, 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of BSBY with Term SOFR plus a SOFR adjustment of 0.10% as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“UL LLC”), which was previously the named borrower, became the guarantor. The foregoing summary of certain provisions of the First Credit Facility Amendment is qualified in its entirety by reference to the amendment filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
14. Common Stock
As of September 30, 2024 the Company was authorized to issue 1,000,000,000 shares of Class A common stock, par value $0.001 per share, 500,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2023 the Company was authorized to issue 200,000,000 shares of Class A common stock, par value $0.001 per share and 200,000,000 shares of Class B common stock, par value $0.001 per share. Class A and Class B common stock each convey the same rights and privileges to their respective holders, except that Class A common stock entitles its holders to 1 vote per share in respect of matters on which shareholders are entitled to vote and Class B common stock entitles its holders to 10 votes per share.
UL Standards & Engagement is the sole holder of UL Solutions’ outstanding Class B common stock, resulting in beneficial ownership of 69.1% and voting power of 95.7% of the Company’s outstanding common stock as of September 30, 2024. As a result, UL Standards & Engagement has the ability to control the outcome of matters submitted to the Company’s stockholders for approval, including the election of directors and the approval of any change of control transaction. The Company meets the definition of a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange.
The following table shows the number of shares of common stock outstanding and changes in each class of share:

	Class A	Class B	Total
Balance at December 31, 2023	200,000,000	—	200,000,000
Reclassification(a)	(200,000,000)	200,000,000	—
Initial public offering(b)	38,870,000	(38,870,000)	—
Follow-on public offering(c)	23,000,000	(23,000,000)	—
Shares issued under long-term incentive plans	16,444	—	16,444
Balance at September 30, 2024	61,886,444	138,130,000	200,016,444
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
(c)On September 9, 2024, the Company completed a follow-on public offering of an aggregate of 23,000,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $49.00 per share, which included the exercise in full by the underwriters of their overallotment option to purchase an additional 3,000,000 shares of Class A common stock. The Company did not receive any proceeds from this offering.
At September 30, 2024, and December 31, 2023, no shares of preferred stock were outstanding.
15. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

	Three Months Ended September 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at June 30, 2024, net of tax	$(74)	$(96)	$(170)
Amounts before reclassifications	30	—	30
Amounts reclassified out	—	1	1
Total other comprehensive income, net of tax	30	1	31
Balance at September 30, 2024, net of tax	$(44)	$(95)	$(139)

	Three Months Ended September 30, 2023
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at June 30, 2023, net of tax	$(59)	$(110)	$(169)
Amounts before reclassifications	(16)	2	(14)
Tax effect	—	(1)	(1)
Total other comprehensive (loss) income, net of tax	(16)	1	(15)
Balance at September 30, 2023, net of tax	$(75)	$(109)	$(184)

	Nine Months Ended September 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	5	(1)	4
Amounts reclassified out	—	3	3
Total other comprehensive income, net of tax	5	2	7
Balance at September 30, 2024, net of tax	$(44)	$(95)	$(139)

	Nine Months Ended September 30, 2023
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2022, net of tax	$(54)	$(112)	$(166)
Amounts before reclassifications	(21)	4	(17)
Tax effect	—	(1)	(1)
Total other comprehensive (loss) income, net of tax	(21)	3	(18)
Balance at September 30, 2023, net of tax	$(75)	$(109)	$(184)

16. Stock-based and Other Incentive Compensation
In April 2024, the UL Solutions Inc. 2024 Long-Term Incentive Plan (the “2024 LTIP”) became effective and the Company reserved for issuance 20,000,000 shares of Class A common stock in connection with the 2024 LTIP and the UL Solutions Inc. Long-Term Incentive Plan (the “Pre-IPO LTIP”), as well as 5,000,000 additional shares of Class A common stock reserved for issuance under the UL Solutions Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Upon settlement of stock-based compensation awards, shares of Class A common stock are issued in respect of such awards. Equity awards that are granted and subsequently expire, are cancelled, forfeited, or are used to satisfy required withholding taxes are recycled back into the total number of shares available for issuance under the 2024 LTIP and the Pre-IPO LTIP. As of September 30, 2024, 19,983,556 shares remain available for issuance under the 2024 LTIP and the Pre-IPO LTIP and 5,000,000 shares remain available for issuance under the 2024 ESPP.
Annual equity awards are issued to certain employees and officers, including named executive officers, in order to attract, motivate and retain talent and to maximize their contribution to the long-term success of the Company. Equity awards are also used as part of the compensation provided to the board of directors in the form of restricted stock units. Directors may elect to defer receipt of some or all of their annual cash retainer amounts, which are converted into restricted stock units when and as such cash retainer amounts would have otherwise been paid, for either five years, 10 years or until termination of service from the board.
In May 2024, the Company granted annual equity awards, comprised of restricted stock units and performance share units, to eligible employees, officers and directors. In addition, in connection with the IPO, the Company granted nonqualified stock options and restricted stock units to the Company’s executive team, including named executive officers, and other key employees under the 2024 LTIP.
The Company has outstanding awards under the Pre-IPO LTIP, the majority of which will be settled in shares of Class A common stock.

Stock-based compensation expense (benefit) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$1	$—	$3	$1
Selling, general and administrative expenses	9	(3)	22	7
Stock-based compensation expense (benefit)	10	(3)	25	8
Income tax benefit	(1)	—	(4)	(2)
Stock-based compensation expense (benefit), net	$9	$(3)	$21	$6

Stock-based compensation expense (benefit) by type of award
Restricted stock units	$5	$—	$8	$—
Performance share units	3	—	4	—
Stock options	1	—	2	—
Stock-settled stock appreciation rights	1	—	2	—
Cash-settled awards	—	(3)	9	8
Stock-based compensation expense (benefit)	$10	$(3)	$25	$8
Restricted Stock Units
Restricted stock units (“RSUs”) represent the right to receive shares of Class A common stock and are generally subject to continued employment through a three-year ratable vesting period.
The following table summarizes the activity related to the Company’s RSUs during the nine months ended September 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	799,176	34.67
Forfeited	(37,911)	34.85
Outstanding as of September 30, 2024	761,265	$34.66

As of September 30, 2024, total unrecognized compensation expense related to RSUs was $19 million and is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.
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

The following table summarizes the activity related to the Company’s PSUs during the nine months ended September 30, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	384,483	34.85
Forfeited	(13,358)	34.85
Outstanding as of September 30, 2024	371,125	$34.85

As of September 30, 2024, total unrecognized compensation expense related to PSUs was $14 million and is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
Stock Options
Stock options represent the right to purchase shares of Class A common stock and are generally subject to continued employment through a three-year cliff vesting period. Stock options expire ten years from the grant date.
The following table summarizes the activity related to the Company’s stock options during the nine months ended September 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	—	$—
Granted	2,074,299	28.00
Forfeited	(79,719)	28.00
Outstanding as of September 30, 2024	1,994,580	$28.00	9.5 years	$42
Exercisable as of September 30, 2024	—
The weighted average grant date fair value per share of stock options granted was $7.84 for the period ended September 30, 2024.
The following table summarizes the assumptions used in the Black-Scholes-Merton option-pricing model that was used to estimate the fair value of the stock options at the grant date:

April 12, 2024
Expected dividend yield	1.79%
Risk-free interest rate	4.48%
Weighted average volatility	24.50%
Expected life (in years)	6.50

As of September 30, 2024, total unrecognized compensation expense related to stock options was $13 million and is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.
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
The following table summarizes the activity related to the Company’s CSARs during the nine months ended September 30, 2024:

	Number of CSAR Awards	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	3,452,120	$18.77	1.72 years	$37
CSARs converted to SSARs	(1,978,761)	21.12
Exercised	(863,648)	7.46
Cancelled	(470,992)	30.06
Forfeited	(19,815)	29.10
Outstanding as of September 30, 2024	118,904	$15.47	1.04 years	$4
Exercisable as of September 30, 2024	104,618	$13.63	0.75 years	$4
As of September 30, 2024, total unrecognized compensation expense related to CSARs was immaterial. The weighted average grant date fair value per share of CSARs granted was $5.28 for the period ended September 30, 2024.
The Company had a short-term liability related to its CSARs of $4 million and $37 million recorded within accrued compensation and benefits in the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively. The Company had a long-term liability of $0 and $2 million recorded within other liabilities in the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively.
The following table summarizes the activity related to the Company’s SSARs during the nine months ended September 30, 2024:

	Number of SSAR Awards	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	—	$—
SSARs converted from CSARs	1,978,761	21.12
Exercised	(29,278)	13.59
Forfeited	(46,214)	29.12
Outstanding as of September 30, 2024	1,903,269	$21.04	1.93 years	$54
Exercisable as of September 30, 2024	959,363	$13.11	0.82 years	$35

As of September 30, 2024, total unrecognized compensation expense related to SSARs was $3 million and is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The weighted average grant date fair value per share of SSARs granted was $6.15 for the period ended September 30, 2024.

The following table summarizes the assumptions used in the Black-Scholes-Merton option-pricing models that were used to estimate the fair value of the stock appreciation rights at the conversion date:

April 16, 2024
Expected dividend yield	1.44%
Risk-free interest rate	4.78% - 5.41%
Weighted average volatility	22.50%
Expected life (in years)	0.11 - 2.96
Performance Cash
The Company has Performance Cash awards outstanding from its Pre-IPO LTIP, which represent the right to receive an amount based on the achievement of certain performance conditions and are generally subject to continued employment through a three-year cliff vesting period. The amount may range from 0% to a maximum potential value of 200% of the award’s target value based on the satisfaction of the performance conditions over a three-year cumulative performance period. Prior to the IPO, all Performance Cash awards were settled in cash. Following the IPO, the majority of the outstanding Performance Cash awards will be settled in shares of Class A common stock under the Pre-IPO LTIP.
Compensation expense related to Performance Cash awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$1	$1	$3	$2
Selling, general and administrative expenses	4	3	16	10
Performance Cash compensation expense	5	4	$19	$12
Income tax benefit	—	(1)	(3)	(3)
Performance Cash compensation expense, net	$5	$3	$16	$9
The Company had a short-term liability related to its Performance Cash awards of $16 million recorded within accrued compensation and benefits in the Condensed Consolidated Balance Sheets for both periods ended September 30, 2024 and December 31, 2023. The Company had a long-term liability of $17 million and $13 million recorded within other liabilities in the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 respectively.
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
18. Related Party Transactions
In the three and nine month periods ended September 30, 2024, the Company incurred expenses of $6 million and $16 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement. In the three and nine month periods ended September 30, 2023, the Company incurred expenses of $6 million and $16 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement.
In the three and nine months ended September 30, 2024, the Company declared and paid regular cash dividends to stockholders, resulting in payments of $20 million and $65 million to UL Standards & Engagement, respectively. In the three and nine months ended September 30, 2023, the Company declared and paid regular cash dividends to its then sole stockholder, UL Standards & Engagement, of $20 million and $60 million, respectively.

19. Segment Information
Revenue and operating income of the Company’s segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue
Industrial	$317	$290	$926	$852
Consumer	321	295	929	879
Software and Advisory	93	91	276	263
Total revenue	$731	$676	$2,131	$1,994

Operating income (loss)
Industrial	$90	$87	$250	$242
Consumer	37	(5)	92	31
Software and Advisory	3	7	5	9
Total operating income	$130	$89	$347	$282

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of September 30, 2024 and for the three and nine month periods ended September 30, 2024 and 2023, which are included in this Quarterly Report, as well as the Company’s consolidated financial statements and the related notes included in the Company’s final prospectus for its initial public offering (the “IPO”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Prospectus”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those the Company describes under “Risk Factors” in Part II Item 1A of the Quarterly Report on Form 10-Q for the period ended March 31, 2024. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Since January 1, 2023, the Company has completed the following acquisitions and divestitures, which impact the comparability of results between periods:
•In July 2024, the Company acquired 100% of the outstanding stock of TesTneT Engineering GmbH (together with its subsidiaries,“TesTneT”) for approximately $19 million. TesTneT is a Germany-based company that provides testing services for various hydrogen storage systems, refueling stations and their components. The results of operations of TesTneT are included in the Industrial segment since the date of acquisition.
•In May 2024, the Company acquired 100% of the outstanding stock of Batterielngenieure GmbH (together with its subsidiaries, “Batterielngenieure”) for approximately $11 million. Batterielngenieure is a Germany-based battery testing company that is in the process of building a laboratory in Aachen, Germany to replace the leased facility it is currently using and to add testing and simulation capacity. The results of operations of Batterielngenieure are included in the Industrial segment since the date of acquisition.
•In May 2024, the Company completed the sale of its payments testing business to an affiliate of Gallant Capital Partners, for a base price of $30 million. The business performed Software and Non-certification Testing and Other Services and the results of operations were included in the Industrial segment until the date of divestiture. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other income (expense), net in the Company’s consolidated results of operations.
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
Components of Revenue Change
The Company uses Organic, Acquisition / Divestiture and FX to explain the change in revenue from period to period. Revenue change is calculated as the percentage change in revenue in one period relative to the prior period’s revenue and is a key financial measure that the Company uses to manage its business. The Company defines these components of revenue as follows:
“Organic” reflects revenue change in a given period excluding Acquisition / Divestiture and FX in that same year, expressed in dollars or as a percentage of revenue in the prior period.
“Acquisition / Divestiture” is calculated as revenue change in a given period related to acquisitions or disposals of businesses using prior period exchange rates, expressed in dollars or as a percentage of revenue in the prior period. Revenues from an acquisition or disposal are measured as Acquisition / Divestiture for the initial twelve-month period following the acquisition or disposal date. Subsequently, the revenue impact from the acquired or disposed business is measured as Organic.
“FX” reflects the impact that foreign currency exchange rates have on revenue in a given period, expressed in dollars or as a percentage of revenue in the prior period. The Company uses constant currency to calculate the FX impact on revenue in a given period by translating current period revenues at prior period exchange rates, expressed as a percentage of revenue in the prior period.
Cost of Revenue
Cost of revenue includes personnel related expenses consisting of salaries, incentives, stock-based compensation and other benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes facility related costs for laboratories and other buildings where testing and inspection services are performed, depreciation on equipment used in testing, amortization of capitalized software, customer-related travel costs, expenses related to third-party contractors or third-party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include personnel related expenses consisting of salaries, incentives, stock-based compensation and other benefits for indirect administrative functions such as executive, finance, legal, human resources and information technology, not included within cost of revenue. Additionally, selling, general and administrative expenses include third-party consultancy costs, facility costs, depreciation and amortization, internal research and development costs as well as legal and accounting fees, travel, marketing, bad debt and non-chargeable materials and supplies. The Company expects selling, general and administrative expenses will be impacted by costs associated with being a publicly traded company.
Goodwill Impairment
During the third quarter of 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax goodwill impairment charge of $37 million.

Operating Income
Operating income is calculated as revenue less cost of revenue, selling, general and administrative expenses and goodwill impairment. Operating income margin is calculated as operating income as a percentage of revenue.
Components of Operating Income Change
The Company uses Organic, Acquisition / Divestiture and FX to explain the change in operating income from period to period. Operating income change is calculated as the percentage change in operating income in one period relative to the prior period’s operating income and is a key financial measure that the Company uses to manage its business. The Company defines these components of operating income as follows:
“Organic” reflects total operating income change in a given period excluding Acquisition / Divestiture and FX in that same period, expressed in dollars or as a percentage of operating income in the prior period.
“Acquisition / Divestiture” is calculated as operating income change in a given period related to acquisitions or disposals of businesses using prior period exchange rates, expressed in dollars or as a percentage of operating income in the prior period. Operating income change from an acquisition or disposal is measured as Acquisition / Divestiture for the initial twelve-month period following the acquisition or disposal date. Subsequently, operating income impact from the acquired or disposed business is measured as Organic. Acquisition / Divestiture also includes the change in due diligence related costs for merger and acquisition and disposal activities.
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
“Goodwill Impairment” reflects goodwill impairment charges recorded when the carrying amount of a reporting unit exceeds its fair value.
Interest Expense
Interest expense consists primarily of interest expense on the Company’s debt obligations.
Other Income (Expense), net
Other income (expense), net consists primarily of non-operating gains and losses, income and expenses related to the revaluation performed on designated balance sheet accounts, gains and losses on foreign currency transactions, investment income, equity in earnings of non-consolidated affiliates, non-operating pension and postretirement benefit expenses and gains on divestitures.
Income Before Income Taxes
Income before income taxes is calculated as revenue less cost of revenue, selling, general and administrative expenses, goodwill impairment, interest expense and other income (expense), net.
Income Tax Expense
Income tax expense consists of current and deferred federal and state taxes for the Company’s U.S. and foreign jurisdictions.
Net Income
Net income is calculated as revenue less cost of revenue, selling, general and administrative expenses, goodwill impairment, interest expense, other income (expense), net and income tax expense. Net income margin is calculated as net income as a percentage of revenue.

Results of Operations
The following table sets forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,				Change
(in millions)	2024	% Revenue	2023	% Revenue
Revenue	$731	N/A	$676	N/A	$55
Cost of revenue	373	51.0%	344	50.9%	29
Selling, general and administrative expenses	228	31.2%	206	30.5%	22
Goodwill impairment	—	—%	37	5.5%	(37)
Operating income	130	17.8%	89	13.2%	41
Interest expense	(14)	(1.9)%	(7)	(1.0)%	(7)
Other income (expense), net	—	—%	(7)	(1.0)%	7
Income before income taxes	116	15.9%	75	11.1%	41
Income tax expense	22	3.0%	18	2.7%	4
Net income	$94	12.9%	$57	8.4%	37
Revenue

	Three Months Ended September 30,
(in millions)	2024	2023	Change	% Change
Industrial	$317	$290	$27	9.3%
Consumer	321	295	26	8.8%
Software and Advisory	93	91	2	2.2%
Total	$731	$676	$55	8.1%

Revenue increased by $55 million, or 8.1%, for the three months ended September 30, 2024, as compared to the same period in 2023. Revenue increased on an organic basis by $63 million, or 9.3%, due to organic growth across all segments in the third quarter of 2024, driven by the Industrial and Consumer segments in Certification Testing and Ongoing Certification Services revenue. Acquisitions / Divestitures decreased revenue by $6 million, or 0.9%, primarily due to the sale of the payments testing business in the Industrial segment.

	Three Months Ended September 30, 2024
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$34	$(6)	$(1)	$27	11.7%	9.3%
Consumer	27	—	(1)	26	9.2%	8.8%
Software and Advisory	2	—	—	2	2.2%	2.2%
Total	$63	$(6)	$(2)	$55	9.3%	8.1%

Cost of Revenue
Cost of revenue increased by $29 million, or 8.4%, for the three months ended September 30, 2024, as compared to the same period in 2023, due to increased compensation expenses of $20 million, primarily due to higher costs associated with performance-based incentives, including the Company’s annual cash bonus plan, as well as base salary increases. In addition, depreciation and amortization increased $8 million related to the completion of additional laboratory capacity and software placed in service.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $22 million, or 10.7%, for the three months ended September 30, 2024, as compared to the same period in 2023, due to increased compensation expenses of $27 million, primarily due to higher costs associated with performance-based incentives, including the Company’s long-term incentive awards, sales incentive plans, and annual cash bonus plan. In addition, in 2023 the estimated fair value of outstanding Cash-settled Stock Appreciation Rights (“CSARs”) issued under the Company’s Long-Term Incentive Plan (the “pre-IPO LTIP”) decreased, which did not reoccur in 2024.
During the three months ended September 30, 2024 and 2023, the Company incurred $2 million and $1 million of expenses, respectively, related to the IPO completed in April 2024 and a follow-on public offering completed in September 2024.
Goodwill Impairment
During the three months ended September 30, 2023, the Company identified a triggering event requiring a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax goodwill impairment charge of $37 million which did not reoccur in 2024.
Interest Expense
Interest expense increased by $7 million for the three months ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to interest on the Company’s outstanding 6.500% senior notes due 2028 (the “notes”) which were not outstanding in the same period in 2023. For additional information refer to “—Liquidity and Capital Resources.”
Other Income (Expense), net
Other income (expense), net increased by $7 million in the three months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily driven by a $10 million change in foreign currency exchange losses on intercompany loans and transaction settlements.
Income Tax Expense
The effective tax rate for the three months ended September 30, 2024 was 19.0%, which differed from the U.S. statutory rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by Section 162(m) limitations on current year compensation deductions of certain executive officers and U.S. tax on Global Intangible Low Taxed Income (“GILTI”) net of related foreign tax credits.
The effective tax rate for the three months ended September 30, 2023 was 24.0%, which differed from the U.S. statutory tax rate of 21% primarily due to the impact of non-deductible goodwill impairment and U.S. tax on GILTI net of related foreign tax credits, partially offset by earnings subject to lower tax rates in foreign jurisdictions and research and development tax credits.
Several countries in which the Company operates have adopted aspects of Pillar Two rules which impose a 15% corporate minimum tax into their local legislation effective January 1, 2024. In accordance with Financial Accounting Standards Board guidance which states that the Pillar Two minimum tax should be reflected as a period cost in the period the law is effective rather than enacted, the Company has reflected the impact of the Pillar Two rules that are effective as of September 30, 2024 in its financial results for the three months ended September 30, 2024, and the impact is immaterial. The Company is continuing to evaluate aspects of the legislation that will be effective January 1, 2025 and the potential impact on future periods as such changes could result in an increase in its effective tax rate in 2025 and/or other future periods.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,				Change
(in millions)	2024	% Revenue	2023	% Revenue
Revenue	$2,131	N/A	$1,994	N/A	$137
Cost of revenue	1,088	51.1%	1,031	51.7%	57
Selling, general and administrative expenses	696	32.7%	644	32.3%	52
Goodwill impairment	—	—%	37	1.9%	(37)
Operating income	347	16.3%	282	14.1%	65
Interest expense	(42)	(2.0)%	(23)	(1.2)%	(19)
Other income (expense), net	18	0.8%	8	0.4%	10
Income before income taxes	323	15.2%	267	13.4%	56
Income tax expense	63	3.0%	53	2.7%	10
Net income	$260	12.2%	$214	10.7%	46
Revenue

	Nine Months Ended September 30,
(in millions)	2024	2023	Change	% Change
Industrial	$926	$852	$74	8.7%
Consumer	929	879	50	5.7%
Software and Advisory	276	263	13	4.9%
Total	$2,131	$1,994	$137	6.9%
Revenue increased by $137 million, or 6.9%, for the nine months ended September 30, 2024, as compared to the same period in 2023. Revenue increased on an organic basis by $168 million, or 8.4%, due to organic growth across all segments in 2024, driven by the Industrial and Consumer segments in Certification Testing and Ongoing Certification Services revenue. FX decreased revenue by $20 million, or 1.0%, primarily due to the relative weakness of the Japanese yen and the Chinese renminbi. Acquisitions / Divestitures decreased revenue by $11 million, or 0.6%, primarily due to the sale of the payments testing business in the Industrial segment.

	Nine Months Ended September 30, 2024
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$95	$(12)	$(9)	$74	11.2%	8.7%
Consumer	62	(1)	(11)	50	7.1%	5.7%
Software and Advisory	11	2	—	13	4.2%	4.9%
Total	$168	$(11)	$(20)	$137	8.4%	6.9%
Cost of Revenue
Cost of revenue increased by $57 million, or 5.5%, for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increased compensation expenses of $36 million, related to base salary increases, higher healthcare costs and higher costs associated with performance-based incentives, including the Company’s annual cash bonus plan. In addition, depreciation and amortization increased $20 million related to the completion of additional laboratory capacity and software placed in service. FX decreased cost of revenue by $10 million, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $52 million, or 8.1%, for the nine months ended September 30, 2024, as compared to the same period in 2023, due to increased compensation expenses of $41 million, primarily due to higher costs associated with performance-based incentives, including the Company’s long-term incentive awards and sales incentive plans, base salary increases and higher healthcare costs. In addition, bad debt expenses increased $7 million due to the impact of higher write-offs in 2024 and professional fees increased $5 million related to higher costs related to the Company’s public offerings and higher accounting and legal costs. FX decreased selling, general and administrative expenses by $6 million, primarily due to the relative weakness of the Chinese renminbi and Japanese yen.
During the nine months ended September 30, 2024 and 2023, the Company incurred $6 million and $2 million of expenses, respectively, related to the IPO completed in April 2024 and a follow-on public offering completed in September 2024.
Goodwill Impairment
During the nine months ended September 30, 2023, the Company identified a triggering event requiring a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax goodwill impairment charge of $37 million which did not reoccur in 2024.
Interest Expense
Interest expense increased by $19 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to interest on the Company’s outstanding senior notes which were not outstanding in the same period in 2023. For additional information refer to “—Liquidity and Capital Resources.”
Other Income (Expense), net
Other income (expense), net increased by $10 million in the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to a $24 million gain on divestiture of the Company’s payments testing business in May 2024. The increase was partially offset by $7 million of unrealized gains on equity investments in the nine months ended September 30, 2023 that did not reoccur in 2024.
Income Tax
The effective tax rate for the nine months ended September 30, 2024 was 19.5%, which differed from the U.S. statutory rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the U.S. Internal Revenue Code, which limits U.S. public company compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions and U.S. tax on GILTI net of related foreign tax credits.
The effective tax rate for the nine months ended September 30, 2023, was 19.9%, which differed from the U.S. statutory tax rate of 21% primarily due to earnings subject to lower tax rates in foreign jurisdictions and research and development tax credits, partially offset by the impact of non-deductible goodwill impairment and U.S. tax on GILTI net of related foreign tax credits.
Several countries in which the Company operates have adopted aspects of Pillar Two rules which impose a 15% corporate minimum tax into their local legislation effective January 1, 2024. In accordance with Financial Accounting Standards Board guidance which states that the Pillar Two minimum tax should be reflected as a period cost in the period the law is effective rather than enacted, the Company has reflected the impact of the Pillar Two rules that are effective January 1, 2024 in its financial results for the nine months ended September 30, 2024, and the impact is immaterial. The Company is continuing to evaluate aspects of the legislation that will be effective January 1, 2025 and the potential impact on future periods as such changes could result in an increase in its effective tax rate in 2025 and/or other future periods.
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
The following table summarizes the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$317	$290	$926	$852
Revenue change analysis:
Organic	$34	$35	$95	$75
Acquisition / Divestiture	(6)	1	(12)	3
FX	(1)	1	(9)	(9)
Total revenue change	$27	$37	$74	$69

Segment operating income	$90	$87	$250	$242
Segment operating income change analysis:
Organic	$5	$19	$22	$31
Acquisition / Divestiture	(2)	(2)	(11)	(3)
FX	—	(1)	(3)	(5)
Total segment operating income change	$3	$16	$8	$23

Segment operating income margin	28.4%	30.0%	27.0%	28.4%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased by $27 million, or 9.3%, for the three months ended September 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $34 million or 11.7%, primarily due to growth in Ongoing Certification Services revenue of $17 million across most industries due in part to additional volume and price increases. Certification Testing revenue increased $15 million, driven by continued demand for electrical products and components, renewable energy and component certification testing, as well as returns on new capacity provided by recent laboratory investments. Acquisitions / Divestitures decreased revenue by $6 million, or 2.1%, primarily due to the sale of the payments testing business.
Segment Operating Income
Segment operating income increased by $3 million, or 3.4%, for the three months ended September 30, 2024, as compared to the same period in 2023 primarily due to the $34 million increase in organic revenue noted above partially offset by a $29 million increase in expenses. Expenses increased due to higher compensation expenses of $22 million primarily due to higher costs associated with performance-based incentives, a prior year CSAR benefit under the Company’s pre-IPO LTIP which did not reoccur in 2024, as well as base salary and headcount increases.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased by $74 million, or 8.7%, for the nine months ended September 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $95 million or 11.2%, primarily due to growth in Ongoing Certification Services revenue of $46 million across most industries due in part to additional volume and price increases. Certification Testing revenue increased $42 million, driven by continued demand for electrical products and components, renewable energy and component certification testing, as well as returns on new capacity provided by recent laboratory investments. Acquisitions / Divestitures decreased revenue by $12 million, or 1.4%, primarily due to the sale of the payments testing business. FX decreased revenue by $9 million, or 1.1%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $8 million, or 3.3%, for the nine months ended September 30, 2024, as compared to the same period in 2023 primarily due to the $95 million increase in organic revenue noted above partially offset by a $73 million increase in expenses. Expenses increased due to higher compensation expenses of $44 million primarily due to base salary and headcount increases, higher costs associated with performance-based incentives and higher healthcare costs. Additionally, professional fees increased $8 million primarily related to outsourced labor associated with higher revenue, ongoing software projects and higher costs related to the Company’s public offerings. Depreciation and amortization increased $6 million related to the completion of additional laboratory capacity. Acquisitions / Divestitures decreased segment operating income by $11 million, primarily due to the sale of the payments testing business and due diligence related costs.
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
The following table summarizes the change in Consumer’s revenue and operating income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$321	$295	$929	$879
Revenue change analysis:
Organic	$27	$10	$62	$31
Acquisition / Divestiture	—	3	(1)	11
FX	(1)	(1)	(11)	(14)
Total revenue change	$26	$12	$50	$28

Segment operating income (loss)	$37	$(5)	$92	$31
Segment operating income (loss) change analysis:
Organic	$4	$—	$24	$(9)
Acquisition / Divestiture	1	(1)	2	(5)
FX	—	(1)	(2)	(2)
Goodwill impairment	37	(37)	37	(37)
Total segment operating income (loss) change	$42	$(39)	$61	$(53)

Segment operating income (loss) margin	11.5%	(1.7)%	9.9%	3.5%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased by $26 million, or 8.8%, for the three months ended September 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $27 million, or 9.2%, primarily due to Non-certification Testing and Other Services revenue growth of $13 million in retail due to increased capacity and demand and in consumer technology driven by higher electromagnetic compatibility testing for automotive and consumer electronics. Certification Testing revenue increased $9 million due to new customer opportunities in consumer technology as well as strength in HVAC as a result of low global warming potential refrigerant regulations.

Segment Operating Income
Segment operating income increased by $42 million for the three months ended September 30, 2024, as compared an operating loss of $5 million in 2023 primarily due to the $27 million increase in organic revenue noted above and a goodwill impairment charge of $37 million in the mobility industry in the three months ended September 30, 2023 which did not reoccur in 2024. This was partially offset by a $23 million increase in organic expenses primarily due to higher compensation expenses of $19 million, related to higher costs associated with performance-based incentives and a prior year CSAR benefit under the Company’s pre-IPO LTIP which did not reoccur in 2024.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased by $50 million, or 5.7%, for the nine months ended September 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $62 million, or 7.1%, primarily due to Non-certification Testing and Other Services revenue growth of $33 million in retail due to increased capacity and demand and in consumer technology driven by higher electromagnetic compatibility testing for automotive and consumer electronics. Certification Testing revenue increased $18 million due to medical growth and strength in HVAC. Ongoing Certification Services revenue increased $11 million due to consumer technology driven by higher electromagnetic compatibility testing for automotive and consumer electronics as well as strength in HVAC. FX decreased revenue by $11 million, or 1.3%, primarily due to the relative weakness of the Japanese yen and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $61 million for the nine months ended September 30, 2024, as compared to the same period in 2023 primarily due to the $62 million increase in organic revenue noted above and a goodwill impairment charge of $37 million in the mobility industry in the nine months ended September 30, 2023, which did not reoccur in 2024. This was partially offset by a $38 million increase in organic expenses primarily due to higher compensation expenses of $22 million, related to higher costs associated with performance-based incentives and higher healthcare costs. Additionally, professional fees increased $5 million primarily related to ongoing software projects and higher costs related to the Company’s public offerings and depreciation and amortization increased $5 million related to the completion of additional laboratory capacity and software placed in service.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.

The following table summarizes the change in Software and Advisory’s revenue and operating income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$93	$91	$276	$263
Revenue change analysis:
Organic	$2	$2	$11	$5
Acquisition / Divestiture	—	1	2	1
FX	—	1	—	—
Total revenue change	$2	$4	$13	$6

Segment operating income	$3	$7	$5	$9
Segment operating income change analysis:
Organic	$(4)	$(3)	$(4)	$(8)
Acquisition / Divestiture	—	—	(1)	—
FX	—	—	1	—
Total segment operating income change	$(4)	$(3)	$(4)	$(8)

Segment operating income margin	3.2%	7.7%	1.8%	3.4%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased on a total and organic basis by $2 million, or 2.2%, for the three months ended September 30, 2024, as compared to the same period in 2023 driven by demand for software, including retail product compliance and sustainability solutions.
Segment Operating Income
Segment operating income decreased by $4 million for the three months ended September 30, 2024, as compared to the same period in 2023 primarily due to a $6 million increase in expenses, partially offset by the $2 million increase in organic revenue noted above. Expenses increased due to higher compensation expenses of $5 million primarily due to higher costs associated with company-wide performance-based incentives.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased by $13 million, or 4.9%, for the nine months ended September 30, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $11 million, or 4.2%, driven by $8 million of software revenue growth and advisory revenue growth of $3 million related to, in part, demand for sustainability services.
Segment Operating Income
Segment operating income decreased by $4 million for the nine months ended September 30, 2024, as compared to the same period in 2023 primarily due to a $15 million increase in expenses, partially offset by the $11 million increase in organic revenue noted above. Expenses increased due to higher compensation expenses of $11 million primarily due to higher costs associated with company-wide performance-based incentives.

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
There are material limitations to using these non-GAAP financial measures. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, other expense (income), net, income tax expense, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income, as applicable. Adjusted Net Income and Adjusted Diluted Earnings Per Share do not take into account certain significant items, including other expense (income), net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income and diluted earnings per share, as applicable. Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering these non-GAAP financial measures in conjunction with net income, operating income, diluted earnings per share and net cash provided by operating activities as calculated in accordance with GAAP.
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Net income	$94	$57	$260	$214
Net income margin	12.9%	8.4%	12.2%	10.7%
Adjusted EBITDA	$183	$163	$487	$430
Adjusted EBITDA margin	25.0%	24.1%	22.9%	21.6%
Adjusted Net Income	$104	$98	$259	$242
Adjusted Net Income margin	14.2%	14.5%	12.2%	12.1%

Diluted Earnings per Share	$0.44	$0.27	$1.22	$1.01
Adjusted Diluted Earnings Per Share	$0.49	$0.47	$1.21	$1.15

Net Cash provided by Operating Activities			$394	$341
Free Cash Flow			$215	$185
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income adjusted for depreciation and amortization expense, interest expense, other expense (income), net, income tax expense, as well as stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of revenue.
The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Net income	$94	$57	$260	$214
Depreciation and amortization expense	43	37	125	111
Interest expense	14	7	42	23
Other expense (income), net	—	7	(18)	(8)
Income tax expense	22	18	63	53
Stock-based compensation	10	—	16	—
Goodwill impairment	—	37	—	37
Restructuring	—	—	(1)	—
Adjusted EBITDA	$183	$163	$487	$430
Revenue	$731	$676	$2,131	$1,994
Net income margin	12.9%	8.4%	12.2%	10.7%
Adjusted EBITDA margin	25.0%	24.1%	22.9%	21.6%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Industrial
Segment operating income	$90	$87	$250	$242
Depreciation and amortization expense	12	9	33	26
Stock-based compensation	4	—	6	—
Adjusted EBITDA	$106	$96	$289	$268
Revenue	$317	$290	$926	$852
Operating income margin	28.4%	30.0%	27.0%	28.4%
Adjusted EBITDA margin	33.4%	33.1%	31.2%	31.5%

Consumer
Segment operating income (loss)	$37	$(5)	$92	$31
Depreciation and amortization expense	20	18	59	55
Stock-based compensation	5	—	8	—
Goodwill impairment	—	37	—	37
Restructuring	—	—	(1)	—
Adjusted EBITDA	$62	$50	$158	$123
Revenue	$321	$295	$929	$879
Operating income (loss) margin	11.5%	(1.7)%	9.9%	3.5%
Adjusted EBITDA margin	19.3%	16.9%	17.0%	14.0%

Software and Advisory
Segment operating income	$3	$7	$5	$9
Depreciation and amortization expense	11	10	33	30
Stock-based compensation	1	—	2	—
Adjusted EBITDA	$15	$17	$40	$39
Revenue	$93	$91	$276	$263
Operating income margin	3.2%	7.7%	1.8%	3.4%
Adjusted EBITDA margin	16.1%	18.7%	14.5%	14.8%

Adjusted EBITDA	$183	$163	$487	$430
Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for other expense (income), net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, each net of tax. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2024	2023	2024	2023
Net income	$94	$57	$260	$214
Other expense (income), net	—	7	(18)	(8)
Stock-based compensation	10	—	16	—
Goodwill impairment	—	37	—	37
Restructuring	—	—	(1)	—
Tax effect of adjustments(a)	—	(3)	2	(1)
Adjusted Net Income	$104	$98	$259	$242
Revenue	$731	$676	$2,131	$1,994
Net income margin	12.9%	8.4%	12.2%	10.7%
Adjusted Net Income margin	14.2%	14.5%	12.2%	12.1%
__________________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the taxable income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Adjusted Diluted Earnings Per Share
The Company defines Adjusted Diluted Earnings Per Share as diluted earnings per share attributable to stockholders of UL Solutions adjusted for other expense (income), net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable.
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted earnings per share(a)	$0.44	$0.27	$1.22	$1.01
Other expense (income), net	—	0.03	(0.09)	(0.04)
Stock-based compensation	0.05	—	0.08	—
Goodwill impairment	—	0.19	—	0.19
Restructuring	—	—	(0.01)	—
Tax effect of adjustments(b)	—	(0.02)	0.01	(0.01)
Adjusted Diluted Earnings Per Share(a)	$0.49	$0.47	$1.21	$1.15
__________
(a)Diluted earnings per share and Adjusted Diluted Earnings Per Share have been adjusted for the period ended September 30, 2023 to reflect a 2-for-1 forward split of the Company’s Class A common stock effected on November 20, 2023.
(b)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the taxable income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
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

The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$394	$341
Capital expenditures	(179)	(156)
Free Cash Flow	$215	$185
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
The Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those referenced in the section titled “Risk Factors” in Part II Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In addition, the Company cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, make contributions to the Company’s pension and postretirement plans, pay dividends, or what impact any such transactions could have on the Company’s financial condition, results of operations or cash flows.
As of September 30, 2024, the Company had $327 million in cash and cash equivalents and $744 million of unused availability under the Credit Facility and access to an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$394	$341
Net cash used in investing activities	$(175)	$(118)
Net cash used in financing activities	$(202)	$(75)
Cash flows from operating activities
Net cash provided by operating activities was $394 million for the nine months ended September 30, 2024, an increase of $53 million compared to net cash provided by operating activities of $341 million for the same period in 2023. The increase was primarily driven by lower payments on the Company’s CSARs during the nine months ended September 30, 2024 compared to the same period in 2023.

Cash flows from investing activities
Net cash used in investing activities was $175 million for the nine months ended September 30, 2024, an increase of $57 million compared to net cash used in investing activities of $118 million for the same period in 2023. The increase in cash used in investing activities was primarily driven by a $49 million net decrease in sales of short-term investments, a $23 million increase in capital expenditures and an $8 million increase in cash paid for acquisitions during the current period, partially offset by a $26 million increase in proceeds from divestitures during the current period.
Cash flows from financing activities
Net cash used in financing activities was $202 million for the nine months ended September 30, 2024, an increase of $127 million compared to net cash used in financing activities of $75 million for the same period in 2023. The change was primarily driven by a $110 million net increase in repayments of long-term debt during the current period and a $15 million increase in dividends to stockholders of UL Solutions during the current period.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures increased $23 million, to $179 million for the nine months ended September 30, 2024, compared to $156 million for the same period in 2023.
Long-Term Debt
Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”), consisting of term loans and revolving loan commitments. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.
Since entering the agreement in January 2022, borrowings under the Credit Facility bore interest at a rate per annum equal to, at Company’s option, (a) in the case of U.S. dollar loans, the Bloomberg Short-term Bank Yield (“BSBY”) rate plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). In addition, the Credit Facility included a provision that replaces BSBY with the Secured Overnight Financing Rate (“SOFR”) plus certain specified credit spread adjustments in the event that BSBY ceases to be available as a reference rate. In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all of its tenors will be effective on November 15, 2024. Accordingly, on June 28, 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of BSBY with Term SOFR plus a SOFR adjustment of 0.10% as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“UL LLC”), which was previously the named borrower, became the guarantor. The foregoing summary of certain provisions of the First Credit Facility Amendment is qualified in its entirety by reference to the amendment filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of senior notes due 2028. The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC.

Dividends
In the three and nine months ended September 30, 2024, the Company paid dividends to stockholders of $25 million and $75 million, respectively. In the three and nine months ended September 30, 2023, the Company paid a dividend of $20 million and $60 million to its then sole stockholder, UL Standards & Engagement, respectively.
The Company increased the regular quarterly dividend to 12.5 cents per share beginning in the first quarter of 2024 and will periodically assess the size of the regular quarterly dividend based on the Company’s dividend policy and certain factors described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividends” in the Prospectus. The Company cannot give any assurance that the Company will continue to declare dividends in any particular amounts, or at all, in the future.
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled “Risk Factors” in Part II Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and the Company’s subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Many of the important factors that will determine these results are beyond the Company’s ability to control or predict. Accordingly, you should not place undue reliance on any such forward-

looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company, or others acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements above.
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
In November 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all of its tenors will be effective on November 15, 2024. Accordingly, on June 28, 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of BSBY with Term SOFR plus a SOFR adjustment of 0.10% as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor. The First Credit Facility Amendment had no impact on the Company’s financial position, results of operations, or cash flows in the three and nine months ended September 30, 2024.
During the first nine months of 2024, the variable interest rates applicable to both benchmark rate loans and base rate loans under the Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The increased interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rate for the Company’s term loan as of September 30, 2024 was 6.07%, which was a floating rate based on the Term SOFR plus a SOFR adjustment of 0.10%. A hypothetical 100 basis point change in interest rates affecting the Credit

Facility would result in a change to the annual interest expense of approximately $5 million, based on outstanding borrowings at September 30, 2024. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents or short-term investments would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the euro, Japanese yen, Chinese renminbi, British pound sterling, Singapore dollar, New Taiwan dollar and the Korean won. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the nine months ended September 30, 2024, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report of September 30, 2024. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholder's Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: November 5, 2024
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)