Form 10-K
period 2024-12-31
UL Solutions Inc.
filed 2025-02-20
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates was approximately $1,615 million as of June 28, 2024, based on the closing sale price as reported on the New York Stock Exchange on such date.

The registrant had outstanding 62,044,493 shares of Class A common stock, par value $0.001 per share, and 138,130,000 shares of Class B common stock, par value $0.001 per share, as of February 12, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2024.

UL Solutions Inc.
Table of Contents

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the Company’s expected growth and future capital expenditures are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “likely,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations of these terms and similar expressions, or the negative of these terms or similar expressions (although not all forward-looking statement may contain such words). The Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•risks associated with the Company’s operations in China, which subject the Company and UL-CCIC Company Limited, the Company’s joint venture with the China Certification & Inspection (Group) Co., Ltd. (“CCIC”), to China’s complex and rapidly evolving laws, which may be interpreted, applied or enforced inconsistently or in ways inconsistent with its current operations, as well as risks associated with the fact that the Chinese government has the power to exercise significant oversight and discretion over, and intervene in and influence, its business operations in China;
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
•natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses;
•changes in tax laws in jurisdictions in which we operate or adverse outcomes resulting from examination of our or our affiliates tax returns; and
•the other factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” in Part I Item 1A of this Annual Report.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled “Risk Factors” in Part I Item 1A of this Annual Report and the Company’s subsequent filings with the Securities and Exchange Commission (“SEC”). If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Many of the important factors that will determine these results are beyond the Company’s ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company, or others acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements above.
In addition, statements that “the Company believes” and similar statements reflect the Company’s beliefs and opinions on the relevant subject. These statements are based upon information available to the Company as of the date of this Annual Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report and the documents that the Company references in this Annual Report with the understanding that the Company’s actual future results, levels of activity, performance and achievements may be materially different from what the Company expects.

PART I
ITEM 1. Business
Our Company
UL Solutions Inc. (together with its consolidated subsidiaries, “UL Solutions”, the “Company”, “we”, “our”, and “us”) is a global safety science leader that provides Testing, Inspection and Certification (“TIC”) services and related software and advisory offerings to customers worldwide. We work for a safer world. Our mission drives our actions, inspires our employees and is the key to our success. We strive to be our customers’ most trusted science-based safety, security and sustainability partner. Our history dates back to our founding in 1894 as part of the nonprofit Underwriters Electrical Bureau, a predecessor to Underwriters Laboratories Inc. (“UL Research Institutes”), ULSE Inc. (“UL Standards & Engagement”) and UL Solutions. UL Research Institutes is the sole member of UL Standards & Engagement, which controls the majority of the voting power of our common stock.
As the largest TIC services provider headquartered in North America (by revenue) with a global network of laboratories, we provided a comprehensive set of product safety, security and sustainability solutions to more than 80,000 customers across over 110 countries in 2024. Our distinguished heritage and our long history of operating at the forefront of safety science enables us to achieve and maintain more than 650 technical accreditations and 76 commercial software solutions, and to remain active in over 1,300 standards panels and technical committees globally, which underpins the expertise we offer to our customers. Furthermore, we offer over 400 independent third-party conformity assessment services around the world and are capable of testing and certifying against over 4,000 global standards, which affords us vast insight into the safety of products across a wide range of end markets and geographies. We are the owner of the iconic UL Mark that appears on billions of products around the world. We offer our customers global market access services that help them ensure the safety and quality of their products while also supporting their efforts to manage the broader risks they face throughout their product lifecycle processes.
The outsourced product TIC market, where we currently focus, is served by our Industrial and Consumer segments, which provide comprehensive testing, inspection and certification services to customers across a broad array of end markets. Our Software and Advisory (“S&A”) segment is a global provider of software, data and advisory solutions, enabling our customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. We generate revenue in these segments and the following service categories: Certification Testing; Ongoing Certification Services; Non-certification Testing and Other Services; and Software. As the global economy continues to evolve and becomes more digital and inter-connected, our customers continue to seek ways to bridge traditional TIC needs with next generation cloud-based software and services to better mitigate risk and enhance their business performance.
Our Segments
Industrial
Our Industrial segment provides TIC services to help ensure that our customers’ industrial products meet or exceed international standards for product safety, performance, cybersecurity and sustainability. Our services address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building and asset owners, end users and regulators. We believe the products we test, certify and inspect in this segment generally represent very high cost of failure components, which in turn drives customers in this segment to choose providers like us based on our deep technical expertise, consistency and quality of service.
Consumer
Our Consumer segment provides a variety of global product market acceptance and risk mitigation services for customers in the consumer products end market, including consumer electronics, medical devices, information technologies, appliances, HVAC, lighting and retail (softlines and hardlines) and emerging consumer applications, including new mobility, smart products and 5G. The primary services offered by this segment include safety certification testing, ongoing certification, global market access, testing for connectivity, performance and quality and critical systems advisory and training.

Software and Advisory
Our S&A segment provides complementary software and advisory solutions that extend the value proposition of TIC services we offer. The software and technical advisory offerings enable our customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
Our Strategy for Growth
We intend to leverage our capabilities and reputation as a trusted science-based safety, security and sustainability leader to drive growth in our current capabilities, as well as in new areas where we can add value to our customers. Consistent with our demonstrated track record, our growth strategy consists of continued expansion from organic opportunities supplemented by targeted, accretive M&A. Our growth strategy is focused on: (i) Growing and Expanding Our Core, (ii) Deploying Capital for Acquisition-Related Growth and (iii) Employing Operational Strategies to Expand Margins.
Growing and Expanding Our Core
We will enhance our core businesses by further expanding our comprehensive service capabilities across attractive verticals where we have market leadership today or in new industries that would benefit from our expertise, providing new solutions for adjacent risk areas and extending our service capabilities beyond products and components.
These growth strategies include:
Increase our share of wallet with current and new customers. We believe that there are opportunities to expand offerings to customers, and thereby our wallet share, given the rising financial and reputational costs of safety failure and increasing regulatory compliance requirements. Our key commercial strategies are focused on providing new services that address evolving customer needs and accelerating cross-sell and up-sell activity. We also seek to expand the role we currently play with our customers throughout their product lifecycles by moving beyond product testing into adjacent services that address our customers’ needs as they bring products to market.
Expand presence in new industry verticals. We continue to seek opportunities to address safety needs within existing verticals, as well as in emerging growth verticals, that would benefit from our core technical expertise and our ability to support global product market access. We are constantly monitoring the market to identify new demand drivers for our services, and we will continue to expand into existing and new verticals as conditions dictate.
Expand TIC service offerings. We have a sizeable opportunity to expand our TIC services to reflect the growing interconnectivity of our world and the new safety, security and sustainability needs of industrial and consumer products that result therefrom. Our customers rely on our deep expertise in innovative and cost-effective solutions as the safety and regulatory environment changes and requires them to seek additional third-party TIC support. As an example, security, affordability and sustainability are driving rapid innovation of the energy industry. Today’s energy landscape is complex, connected and bidirectional, requiring many new components and systems, all of which must be evaluated for compatibility, stability and safety.
Expand S&A offerings. As our core TIC customer needs have evolved, we have extended our business beyond product testing to serve as a global provider of software, data and advisory solutions, enabling our customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. S&A offerings allow us to serve a broader addressable market and represent a significant growth opportunity and recurring revenues with existing and new customers. In 2024, approximately 65% of our global and strategic accounts cross-purchased software and advisory solutions to complement their core TIC needs, driving business growth with attractive recurring revenues. One key expansion area is supply chain software that enables many of the world’s largest retailers and manufacturers, among others, to effectively evaluate and ensure regulatory compliance, chemical safety and sustainability across their products. On January 31, 2024, we launched ULTRUS, our new brand that unites our flagship software that helps customers meet regulatory, supply chain and sustainability challenges.
Deploying Capital for Acquisition-Related Growth. The global TIC industry remains highly fragmented with many sub-scale competitors in operation. We use acquisitions to grow our core and expand into attractive adjacencies and end markets that add capabilities to better serve our customers. Our strong balance sheet and free cash flow profile will continue to provide significant flexibility to pursue highly accretive bolt-on and transformational acquisitions.

Employing Operational Strategies to Expand Margins. As we continue to increase our scale, we prioritize excellence across our operations to help drive profit margin improvement. To achieve this margin expansion, we employ operational strategies that focus on service delivery excellence and the management of speed, cost and quality through the relentless focus on exceptional customer experience and through digital and other innovations in our service delivery. These strategies are complemented by a culture of continuous improvement, our standardized performance metrics and the ongoing introduction of new internal technology that enables us to constantly streamline our operations. Further, we leverage our deep pool of human capital, along with our vast network of offices and laboratories, to drive operating efficiencies and margin expansion.
Our Service Offerings
We generate our revenue through four major service categories (percent of revenue for 2024):
Certification Testing (approximately 27% of revenue). We evaluate products, components and systems according to global or regional regulatory requirements and other design and performance specifications. Select certification testing services include testing to global or regional standards, engineering evaluation and project review and functional safety testing of embedded software. Certification testing services generally align with the new product development cycle and help customers mitigate risk, demonstrate compliance with regulatory requirements and deliver confidence to businesses and consumers, resulting in demand for ongoing certification services. As a result of the certification process, we may authorize our customers to use our certification marks, including the UL Mark, on their products, packaging and marketing collateral as part of their manufacturing, distribution and marketing processes to demonstrate to the marketplace that their product has met the applicable requirements. Certification testing services often lead to ongoing certification services to support the continued safety, compliance and performance objectives of the customer.
Ongoing Certification Services (approximately 33% of revenue). To maintain the right to use our certification marks, including the UL Mark, and meet certain regulatory requirements, our customers must meet certain certification program requirements, including mandatory inspection and monitoring by us. These requirements, addressed through standard certification and inspection services, are designed to validate the continued compliance of our customers’ previously certified products, components and systems. Services are delivered through periodic inspections, initial and follow-up audits, sample testing and UL Solutions label usage. The frequency and combination of these services can vary based on product, component or system type, production volume and historical risk-based customer compliance. Our ongoing certification services are designed and executed to help our customers confirm ongoing compliance and to help protect the integrity of the UL Mark. Select services include factory inspection and testing to confirm products that are being produced match the configuration of products that were tested and certified.
Non-certification Testing and Other Services (approximately 30% of revenue). We offer testing services to address performance and other requirements that may not be required by any regulation and may not result in a certification, but are still desired by our customers to help ensure the safety, performance and reliability of their products. Select services include on-site and remote inspections, audits and field engineering specialty services, testing for energy efficiency, wireless and electromagnetic compatibility, quality, chemical and reliability for customers in medical devices, information technologies, appliances, HVAC and lighting. For retail and consumer customers, we offer testing such as color-matching, sensory, emissions and flame resistance. Lastly, we offer advisory and technical services to support our customers in managing their safety, compliance, regulatory risk and sustainability programs.
Software (approximately 10% of revenue). We provide SaaS and license-based software solutions, including implementation and training services related to software, to enable our customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. Our SaaS and licensed software solutions provide data-driven product stewardship, chemicals management, supply chain insights, environmental, social and governance (“ESG”) data and reporting, environmental, health and safety (“EHS”) training, management and compliance, and additional regulatory driven software solutions.
Our Team and Talent Management
We employ leading talent, with technical expertise throughout the organization. As of December 31, 2024, we had a total of 14,813 full-time employees and 281 part-time employees. Our technical team of approximately 9,800 scientists, engineers and other specialized technical and regulatory experts has been purpose-built over many years and is core to our competitive differentiation. As of December 31, 2024, our highly experienced employee base had an average tenure with UL Solutions of nine years with us or our affiliates, and our technical talent had an average tenure of ten years, which instills trust within our customers and provides superior outcomes in safety, security and sustainability.

None of our U.S.-based employees are covered by collective bargaining agreements, although approximately 10% of our employees are represented by foreign trade unions and work councils in the Americas, the APAC region, Europe, the Middle East and Africa, which could subject us to arrangements very similar to collective bargaining agreements. In Europe, approximately 18% of our workforce are represented by work council committees. We have not experienced any work stoppages or strikes that have had a material adverse impact on our operations. We consider our relationships with our employees to be collaborative.
Talent, Engagement and Development
Our talent management strategy is to attract, grow and retain a global and diverse workforce through performance reward and development programs. Our talent development programs include on-the-job training, professional development, internal and external partner leadership programs, organizational development and a self-service curriculum. As part of our broader employee development process, our proprietary UL University (“ULU”) program provides education and training to all of our employees through a comprehensive portfolio of instructor-led, online and self-directed learning options.
Information Technology
Our information technology capabilities provide a competitive advantage by allowing us to focus on enhancing the customer experience and internal operational efficiencies. Our information technology is underpinned by our centrally managed IT, security and digital teams, collectively guided by a comprehensive strategy and multi-year roadmap that reflect opportunities to improve the customer experience, employee productivity and cybersecurity.
Our employees benefit from common global processes and decision support capabilities that are supported by leading commercial-off-the-shelf technologies, such as Oracle, Microsoft and Salesforce.
Our customers value the trusted information we generate and the data we provide, which are supported by our strategy to deliver a common user experience and base platform through proprietary, customer-facing digital solutions. Our unified, consistent processes provide a fully connected customer experience across our businesses, improving customer satisfaction and ultimately improving our performance. These customer-facing digital solutions complement our TIC business by providing our customers with digital tools to help augment and manage testing, certification, inspection, in-market data and compliance, while supporting customers in improving productivity, quality and sustainability. Examples of current initiatives include:
•We are currently digitizing information gathering and analysis to provide the most cohesive and effective TIC software solutions to help customers achieve efficiencies throughout their product lifecycle.
•“myUL,” a one-stop self-service portal used by customers to securely access their UL Solutions project files, key product information and inspection reports real-time, which allows them to make better informed and timely decisions.
•UL Product iQ portal, which is used to access detailed certification information of UL Solutions-certified products.
Competition
We operate in a global and highly fragmented industry that is diverse across geographies, services and markets. Although the global TIC market has a number of large, global market participants, the broader market landscape remains highly fragmented and the majority of the markets we serve remain competitive on a global and local level. We are subject to competition from large and global public firms, such as Intertek, SGS, Bureau Veritas and Eurofins. We also compete with large private players, including Element, TÜV Rheinland, TÜV SÜD, DEKRA and DNV. In our S&A segment, we tend to compete against a diverse group of point solution providers. We believe the primary competitive advantages of our services are our capabilities, global reach, large installed base of laboratories and equipment, reputation and operational track record. Additionally, we believe we have a competitive advantage over our peers through the integrity of our work as an independent third party recognized by governments and international bodies. Our technical expertise and safety science thought leadership drives our accreditation management capabilities, which provide a high degree of business continuity and reliability to our customers.

Government Regulation and Compliance
Our business is subject to a number of laws and regulations, both within and outside the U.S., in areas such as data privacy, anti-bribery and corruption, international trade, taxation, environmental protection and others. We are required to maintain credentials from accreditors, regulators and scheme owners based on applicable regulations and scheme rules in order to provide conformity assessment services to our customers globally. These credentials reflect our conformity assessment bodies’ meeting of competency, consistency and impartiality requirements within those regulations and scheme rules. We have a global governance structure in place to facilitate compliance with these requirements.
Our current key credentials include those granted by key regulators and authorities in North America, Asia (including Greater China) and Europe. Typically, such credentials are critical in serving customers in highly regulated sectors, such as the medical device industry; in sectors where third-party providers are relied upon, such as the electrical and electronic equipment industry; and in highly regulated markets, such as mainland China.
Our global governance structure includes the active management of successful renewal of such credentials, the expansion or consolidation of these credentials, where warranted, and the pursuit of new credentials to preserve and to enable our ability to serve customers continuously.
Some of our credentials are granted by government agencies in North America, Asia (including mainland China) and Europe. For example, we have credentials issued by the U.S. Occupational Safety & Health Administration (“OSHA”) and the China National Certification and Accreditation Administration (the “CNCA”), which are among some of the key credentials for our operations.
Environmental Matters
Our business is subject to various international, federal, state and local laws and regulations regarding EHS matters. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, require us to obtain and maintain permits and approvals, govern the use, storage, treatment, disposal, transportation and management of hazardous substances, radioactive materials and wastes and protect the health and safety of our employees. These laws also impose liability for the costs of investigating, remediating, and addressing damages resulting from present and past releases of hazardous substances, including releases by prior owners or operators of sites we currently own or operate. Our previous ownership and current and previous operation of real property may also subject us to liability pursuant to these laws or regulations.
Compliance with EHS laws and regulations increases our operating costs, limits or restricts the services we provide, or the methods by which we offer, sell and fulfill those services or conduct our business, and subjects us to the possibility of regulatory or private actions or proceedings. In addition, violations of EHS laws and regulations could result in significant administrative, civil, or criminal penalties, remedial cleanups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. We maintain an environmental, health and safety compliance program, including policies and standards, dedicated staff, and periodic auditing and training. Compliance with laws regulating contamination and the discharge of materials into the environmental, or otherwise relating to the protection of the environment or human health and safety, have not had a material effect on our capital expenditures, earnings, or competitive position, and are not currently material to our total operating costs or cash flows. However, environmental liabilities can change substantially, including due to changes in laws and regulations, and any future violations of applicable laws or regulations could adversely affect our financial condition and results of operations.
There has been a trend in favor of increased restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. For example, climate change continues to attract considerable public and scientific attention, and numerous proposals have been, and will likely continue to be, introduced to monitor and limit emissions of greenhouse gases. While we cannot predict future developments, the adoption and implementation of new or more stringent international, federal, regional, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for greenhouse gas emissions could result in increased costs of compliance. There were no material capital expenditures for environmental control facilities in 2022, 2023 or 2024, and there are no material investments currently planned for 2025; however, we may make material expenditures related to such facilities in the future.

Intellectual Property
Our intellectual property is an important part of our business. We rely on a combination of trademark, patent, copyright, trade secret and other related laws and confidentiality policies and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights. Our intellectual property portfolio also includes various registered and unregistered copyrights and internet domain names.
We believe many of our service marks, certification marks, trademarks and trade names are important to our success, and as of December 31, 2024, our trademark portfolio included approximately 116 registered U.S. trademarks and approximately 14 pending U.S. trademark applications, and approximately 2,000 registered trademarks and 150 pending trademark applications in other countries. We endeavor to take prudent measures to protect our trademarks and certification marks against counterfeiting and other forms of infringement and, in turn, maintain the value and integrity of our trademarks and certification marks for us and our customers who make the decision to pursue UL certification and carry the UL Mark on their products. We do this by, among other things, using a global trademark watch service; recording our marks with customs agencies around the world; engaging in opposition proceedings in various trademark offices; sending cease-and-desist letters to counterfeiters and other infringers and pursuing legal action against them where appropriate; and partnering with customers, code authorities and law enforcement to provide them with tools and information necessary to distinguish between authentic and counterfeit UL Marks so that we may work together in diverting any authorized UL marked product out of the stream of commerce.
As of December 31, 2024, we had approximately 21 issued U.S. patents and approximately 23 U.S. patent applications pending, all in various stages of examination. We cannot assure you whether any of our trademark or patent applications will result in the issuance of a trademark registration or patent, as applicable, or whether the examination process will require us to narrow the scope of protection that we are seeking. Any of our existing trademark registrations or patents and any that are issued in the future may be contested, circumvented, found unenforceable, cancelled or invalidated, and we may not be able to prevent third parties from infringing them.
For a discussion of risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”
Seasonality
While seasonality is not a significant factor in our financial performance, our total revenue is typically lowest in the first quarter and highest in the fourth quarter, primarily due to timing of Non-certification Testing and Other Services revenue within our Industrial and Consumer segments. In addition, our cash flow from operations is typically lowest in the first quarter due to payment of the prior year’s annual performance-based variable incentive compensation.
UL-CCIC Agreement
We, via our wholly owned subsidiary UL LLC, own 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China (“P.R.C”). The remaining 30% equity interest is owned by China Certification & Inspection (Group) Co., Ltd. (“CCIC”), a Chinese state-owned enterprise. UL-CCIC is governed by an agreement first entered into on June 26, 2002, and has been amended from time to time. UL-CCIC was established with an initial duration of 10 years, starting from the date that it obtained its business license. This duration has been subsequently extended twice and currently expires in January 2033 pursuant to the amended and restated agreement the Company entered into with CCIC on October 28, 2022. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 8, “Investments in Equity Securities” for further details.
Available Information
Our executive offices are located at 333 Pfingsten Rd, Northbrook, Illinois 60062, and our telephone number is (847) 272‑8800. Our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at https://ir.ul.com/sec-filings/sec-filings as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report or any other filing we make with the SEC.

ITEM 1A. Risk Factors
UL Solutions’ business is subject to various risks and uncertainties. The following summary highlights some of the risks the Company is exposed to in the normal course of its business activities. If any of these risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected. This summary is not complete and the risks summarized below are not the only risks the Company faces. You should review and consider carefully the risks and uncertainties described in more detail following this summary in this Item 1A of Part I, which includes a more complete discussion of the risks summarized below, as well as a discussion of other risks related to the Company’s business and an investment in its Class A common stock.
Summary Risk Factors
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
Any such incidents, and any resulting adverse publicity, may arise from events that are beyond our control, such as international trade disputes, regulatory changes, market fluctuations, supply chain constraints, actions taken by our customers, employees or other third parties and poor quality control in our customers’ manufacturing processes. For example, part of our businesses involve testing and inspecting products, facilities, processes, components and systems against various legal, regulatory, industry and customer standards and requirements, but we do not serve as an AHJ or other enforcement body in connection with such testing and inspection services. Misunderstandings regarding our role in our customers’ compliance processes or the failure by our customers or other third parties to appropriately and effectively use and act on the findings of our assessments could lead to reputational harm. In addition, from time to time, our customers and others make claims and take legal action against us, UL Research Institutes or UL Standards & Engagement. Whether or not any such claims have merit, they may adversely affect our reputation, our customers’ trust in our brand and the demand for our services. Demand for our services could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in reputational damage or lower sales, either of which could materially and adversely affect our business and results of operations.
The TIC industry is currently highly competitive and fragmented, and our ability to effectively compete depends heavily on our brand and reputation. Any real or perceived issues with delivering our services to our customers or our failure to provide high-quality services to our customers could adversely affect our brand and reputation. Our customers may no longer choose us over our competitors and our relevance with key stakeholders, such as AHJs, may be diminished. This, in turn, could cause us to lose market share and our market leadership position, which could have a material adverse effect on our financial condition and results of operations. Further, if there is increased consolidation in the TIC industry in the future amongst our competitors, it may result in the loss of our market leadership position as competitors with greater financial, marketing and technical resources emerge, As a result, the demand for our products and services could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Technological advances in AI may in the future disrupt the S&A portion of the industry, which could significantly reduce the demand for our services or otherwise adversely impact our business or reputation if we are unable to successfully keep pace and navigate this evolving environment.
We use machine learning and AI technologies in our business, and we are making investments in expanding AI capabilities in our products, services and tools, including developing new product features using AI technologies. However, AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The proliferation of new and emerging AI technologies, such as generative AI, in the S&A industry may require additional investment in the development of proprietary datasets and machine learning models, new approaches and processes to provide attribution or remuneration to creators of training data and appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to expand AI technologies in our S&A product offerings. Ultimately, our failure to incorporate AI technologies in our product offerings in a timely, effective and compliant manner may place us at a competitive disadvantage, reducing demand for our offerings and adversely affecting our business results; however, there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, confidentiality or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. For example, AI technologies incorporated into our product offerings may use algorithms, datasets or training methodologies that may be flawed or contain deficiencies that may be difficult to detect which, in turn, may create customer content that is factually inaccurate, biased or otherwise flawed. If our customers or others rely on or use such content to their detriment, it may lead to adverse outcomes, which may expose us or our customers to reputational harm, competitive harm or legal liability. Additionally, the use of certain AI technologies, including generative AI, may place our and our customers’ confidential information at risk if adequate security measures are not employed. Further, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
The legislative, judicial and regulatory landscapes relating to AI are evolving and may impact our ability to use AI, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business. The actual or perceived failure to comply with regulatory requirements and laws relating to AI could result in significant liability or reputational harm.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe, China and certain U.S. states, have already proposed or enacted laws and regulations governing AI. For example, in the United States, an Executive Order was issued on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance fostering innovation with addressing risks associated with artificial intelligence by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. The order also calls for future regulations from various agencies, such as the U.S. Federal Trade Commission (to ensure fair competition and reduce consumer harm) and, in alignment with the order, other agencies have published guidance, such as the Cybersecurity and Infrastructure Security Agency. In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case - includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach.
In China, a number of regulations to govern AI have been implemented, namely the Interim Provisions on Management of Generative Artificial Intelligence Services, Administrative Provisions on Algorithm Recommendation for Internet Information Services and Provisions on Management of Deep Synthesis in Internet Information Service, respectively. Such regulations impose strict obligations on service providers, among other entities, with respect to their provision and use of generative AI, algorithmic recommendation and deep synthesis technologies. For example, service providers must file the algorithms used and complete a security assessment with the local CAC before the provision of the AI service. The regulatory framework in China is expected to have a material impact on the way AI is regulated in China, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging.
Additionally, certain privacy laws extend rights to individuals (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our AI features or our use of AI. These obligations may lead to regulatory fines or penalties or prevent or limit our use of AI. If we are deemed to not have sufficient rights to the data we use to train our generative AI technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of generative AI technologies, and in which the outcome of such litigation is uncertain. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. We are implementing various initiatives that are designed to address potential AI risks; however, these initiatives may prove insufficient to mitigate potential risks.
A failure to effectively leverage emerging AI technology in our internal operations and management of our business may adversely impact the efficiency of our operations and our ability to keep pace with our competitors and may expose us to regulatory and other risks.
As machine learning and AI technology continues to evolve, more companies are leveraging these technologies to improve efficiencies and maximize opportunities with respect to the management of their respective businesses. We continue to evaluate the ability to leverage such technologies for our own internal operations, including, among other things, fuzzy searches, data extraction and content summarization. However, if we fail to effectively utilize and implement such technologies, or our utilization of such technologies is restricted as the regulatory environment around AI technologies evolves, our business may become less efficient or exposed to greater regulatory risk and may be at a competitive disadvantage. Further, the introduction of AI technologies into our operations may result in new or enhanced governmental or regulatory scrutiny, confidentiality (including placing our employees’ and our customers’ confidential information at risk) or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results.
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
Finally, remaining competitive in our industry requires us to maintain a favorable geographic dispersion. If our geographic placement and dispersion are, or become, suboptimal, or our competitors are able to achieve more favorable geographic dispersion, whether through organic or inorganic growth, we could lose or miss out on market share. Additionally, we compete with a number of local and regional TIC service providers who may be better suited than us to compete in local and regional markets due to their brand recognition, expertise in local and regional regulations and better access to local and regional markets and customers. If we cannot adapt or meet the needs of our customers in the various regions in which we and our customers are located, we may not be able to continue to compete successfully on a global scale.
We are subject to a variety of risks associated with doing business outside the United States.
We maintain significant international operations, including operations in Greater China (mainland China, Hong Kong and Taiwan), Japan, Germany, the Republic of Korea, Italy and Canada, as well as other countries. We continue to increase our global footprint. For example, since 2022, we have opened additional laboratories in Mexico, the Republic of Korea, Vietnam and Taiwan. In 2024, approximately 59.0% of our revenue was generated from customers outside the United States. As a result, we are subject to a number of risks and complications associated with international sales, services and other operations, as well as risks associated with U.S. foreign policy. These include:
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
We may be adversely affected by global and regional economic and political conditions. The uncertainty or deterioration of the global economic and political environment could adversely affect us. Customers may modify, delay or cancel plans to purchase our services. Any inability of current or potential customers to purchase or pay for our services due to, among other things, declining economic conditions as a result of inflation, rising interest rates, changes in spending patterns and the effects of governmental initiatives to manage economic conditions may have a negative impact on our business, prospects, financial condition and results of operations. Additionally, we may face uncertainties in the business environment or volatility in financial markets due to policy shifts of changing administrations in certain key markets. For example, following the 2024 U.S. presidential and congressional elections there may be increased uncertainty and volatility in the global economy and financial markets created by anticipated shifts in U.S. and foreign trade, economic and other policies. Overall demand for our services could be reduced as a result of a global financial crisis, economic recession or political unrest.
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

We are also subject to other inherent risks attributed to operating in a global economy. As of December 31, 2024, we leased or owned 91 sites with laboratories spread across 26 countries. If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors—such as deterioration in U.S.-China relations, instability in the North Korean peninsula or South China Sea, the conflict between Russia and Ukraine or the conflict in Israel, Gaza and surrounding areas—our business and operating results may be materially and adversely affected. Uncertainty as a result of such changes may last for years and could also impact our customers’ businesses and operations. Our international operations may subject us to additional risks that differ in each country in which we operate and such risks may negatively affect our results.
Our senior leadership team is critical to our continued success, and the loss of such personnel could have a material adverse effect on our business, financial condition and results of operations.
Our current and future success depend substantially on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. We have attempted to mitigate this risk by providing what we view as market compensation and benefits, as well as appropriate retention incentives, including long-term incentive compensation with multi-year vesting provisions intended to incentivize and retain these key personnel. If we lose key members of our senior management operating team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends upon our ability to recruit, train and retain key employees—in particular, our technical personnel—including through the implementation of diversity and inclusivity initiatives.
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
Additionally, changes in immigration laws and policies have, in certain circumstances, made it more difficult—and may continue to make it more difficult—for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs.
We are also working to promote our talent management efforts through the implementation of diversity and inclusivity initiatives throughout our organization. However, there has been increasing scrutiny about such initiatives, including from activists and policymakers challenging how such initiatives comply with civil rights protections. This may require us to incur additional costs to respond and monitor, and if we do not (or are perceived not to) successfully implement our initiatives, including in keeping with current or potential future laws or interpretations thereof, our ability to recruit, attract and retain talent may be adversely impacted.

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
Some of our operations involve destructive testing and the handling of hazardous materials that may pose the risk of fire, explosion, human exposure to hazardous substances or the release of hazardous substances into the environment. For example, as part of our process for certifying a number of products, we use flammable materials and conduct fire testing, such as by setting houses on fire in our large-scale fire laboratories. We also recently opened battery testing laboratories where we test lithium ion batteries that contain potentially explosive materials, including our new battery testing laboratory in Auburn Hills, Michigan. Such events could result from the actions of our employees, operational failures, natural disasters or terrorist attacks, and might cause injury or loss of life to our employees and others, environmental contamination and property damage. Additionally, as discussed elsewhere in this Annual Report, much of our work, including the work we complete using dangerous materials or in dangerous environments, requires certain permits and other permissions. There is a risk that we, or any of the third parties who complete work for us or are permitted to use a portion of any of our laboratories, fail to obtain or maintain the requisite permits or permissions, on time or at all. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with EHS or other applicable laws or requirements, or any injury or property damage caused by our employees at our or our customers’ facilities, could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.
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
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers (including the SEC, the EU and the State of California) have adopted and may, in the future, further adopt requirements for climate- or other ESG-related disclosures. These requirements are not uniform across jurisdictions, and may be inconsistently applied, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our ESG disclosures and initiatives. While certain of these requirements are limited to listed companies, others (such as several laws adopted in California and the EU) apply to companies that meet certain operational thresholds. These requirements and evolving other stakeholder expectations will likely lead to increased costs, as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners and suppliers may be subject to similar expectations, which may augment our existing risks or create new risks, including risks that may not be known to us.
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

Conflicts of interest may arise where we provide certain advisory services or solutions for products or customers to which we are also providing testing, inspection or certification services. To maintain certain of our accreditations, we must meet applicable impartiality standards that govern these conflicts of interest. For example, ISO 17065 prohibits a certification body and any part of the same legal entity from being the designer, manufacturer, installer, distributor, implementer, provider or maintainer of a certified product, process or service. Although we have systems in place designed to ensure compliance with ISO 17065 and other impartiality requirements, such conflicts of interest, or a perceived conflict of interest, between our testing, inspection or certification services and our advisory services could impact our accreditations. Meeting the applicable impartiality requirements may require expending significant resources to implement operating firewalls and otherwise comply. Costs to comply are exacerbated by the fact that various accreditors around the world have offered differing interpretations of the standards governing impartiality and conflicts of interest. If our testing, inspection or certification services are determined not to meet the necessary impartiality standards due to our simultaneous advisory offerings, we could lose our accreditations (e.g., ISO 17025, ISO 17020, ISO 17065) or be forced to divest conflicting businesses. Our reputation could also be harmed, and we could be exposed to significant liability. If any of the foregoing events occur, it would likely have a material adverse effect on our business, financial condition and results of operations.
Adverse changes to applicable regulatory frameworks or an increase in the acceptance of self-declaration of conformity that results in a corresponding decrease in third-party certification could reduce demand for our TIC services, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is primarily driven by private sector requirements and government regulations that currently require independent third-party testing and certification of a significant number of products. For example, much of the demand for third-party certification of professionally installed products, including lighting, HVAC, building materials and electrical cable and products—which make up a significant portion of our TIC revenue—is driven primarily by state and local governments as enforced through the use of model codes. In addition, many large retailers currently require that the products they sell be third-party certified, and AHJs demand certification of certain products as well. Any significant adverse change to any regulations governing TIC services, or any significant adverse change in private sector preferences or demands, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, the regulatory regime for TIC services varies by country and product type. For example, some countries allow for self-declaration of conformity to applicable requirements for certain products. If regulations in the United States or other countries are changed, including, for example, as a result of enhanced judicial scrutiny of federal regulatory regimes following the overturning of the Chevron doctrine in the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo, to allow for additional self-declaration, or if large retailers were to start accepting self-declared products, the need for third-party certifications could decrease over time, thus reducing demand for our TIC services. A substantial increase in the self-declaration of conformity and any corresponding decreased demand for our TIC services would likely have a material adverse effect on our business, financial condition and results of operations.
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
Our growth strategy depends on expanding our capacity, which may include building new facilities and expanding our existing facilities. For example, since 2022, we have opened new laboratories in Mexico, Vietnam, Taiwan, the Republic of Korea and the United States (including the opening of our Retail Center of Excellence in Arkansas) and have expanded our laboratories in China, and we are in the process of constructing new laboratories in Italy, China, Singapore and the United States and expanding laboratories in the United States, Germany and China. The construction or expansion of modern and safe facilities requires significant expenditures. Delays in construction of such facilities, or in the review and licensing process for any new facility, could impair or delay our ability to develop that facility or increase the cost so substantially that the facility becomes unattractive to us. Any failure to procure and maintain the necessary licenses would adversely affect ongoing development, construction and continuing operation of our facilities. Additionally, even when we maintain the necessary licenses and are in compliance with applicable regulations, we may be unable to maintain or expand our operations at existing facilities, or otherwise execute on our growth strategy, due to negative publicity or resistance from non-governmental organizations or local communities. Suspensions and closures of our facilities could materially impact our results of operations. Any new facilities that are constructed and begin operations may not meet our return expectations due to schedule delays, cost overruns or revenue shortfalls, or they may not generate the capacity that we anticipate or result in the receipt of revenue in the originally anticipated time period, or at all. For example, we have experienced, and may continue to experience in the future, laboratory equipment shortages as a result of global supply chain disruptions. We may not maintain revenue growth or profitability, or such growth, if any, could be delayed if we are not successful in continuing to expand our capacity. Additionally, if future demand trends warrant capacity in geographic areas that we have not targeted for new growth, we may be unable to capitalize on opportunities in a timely manner.
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
Recent and future acquisitions could also result in the assumption of contingent liabilities, litigation risk, unfavorable commercial contract or lease terms, material expenses related to certain intangible assets, environmental liabilities, increased operating expenses and compliance issues under international laws and regulations, including anti-trust laws, sanctions laws, labor laws, anti-corruption laws, the FCPA and similar anti-bribery laws, which could adversely affect our business, prospects, financial condition and results of operations. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our business, prospects, financial condition and results of operations. Our ability to realize the benefits we anticipate from our strategic transactions, including acquisition activities, anticipated cost savings and additional sales opportunities, will largely depend upon whether we are able to integrate such businesses efficiently and effectively. If we are unable to successfully integrate the operations of acquired businesses into our business or on the timeline we expect, we may be unable to realize the sales growth, cost synergies and other anticipated benefits we expect to achieve as a result of such transactions and our business, prospects, financial condition and results of operations could be adversely affected.
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
We cannot guarantee that UL Standards & Engagement will exercise its consent rights in a way that aligns with the interests of our other stockholders. UL Standards & Engagement’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Actions that UL Standards & Engagement takes with respect to us, as a controlling or significant stockholder, may not be favorable to us or our other stockholders. For example, if UL Standards & Engagement exercises its consent rights in a way that prevents us from taking advantage of business or strategic opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.
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
Although we attempt to contractually limit our liability and make clear the limited scope of our engagements, there can be no assurance that we will be able to protect ourselves against claims or damage to our reputation resulting from an accident, disaster or other incident or litigation giving rise to substantial media coverage, particularly if any such publicity suggests substantial failures, real or alleged, by us in discharging our responsibilities. Serious damage to our reputation could result in us losing existing and future agreements or make it more difficult for us to compete effectively, any of which would have a negative impact on our financial performance. Any of the foregoing events could significantly damage our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
Revenue derived from fixed-price agreements represented the majority of our total revenue for the year ended December 31, 2024. When making proposals on fixed-price agreements, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our agreements or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our agreements, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our agreements less profitable than expected or unprofitable.
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
Further, ongoing tensions between the United States and China continue to pose a risk of the United States imposing economic or trade sanctions, expanding the scope of companies, entities and individuals which are subject to such sanctions, or heightening export controls, with respect to parties in China, which could restrict our ability to do business in China or with parties in China. For instance, the Bureau of Industry and Security of the U.S. Department of Commerce has added a number of Chinese parties to its Entity List and the Office of Foreign Asset Control of the U.S. Department of the Treasury has designated a number of Chinese parties to its Specially Designated Nationals list. Such restrictions would prevent us, including UL-CCIC, where applicable, from selling certain products or providing certain services to entities on the list without a license issued subject to the Export Administration Regulations, or from conducting any business with those entities. Further, if additional parties in China, including current customers and suppliers of our business, are added to the Entity List, or to other lists of restricted or prohibited persons maintained by the United States government, that could negatively affect our business, including the business of UL-CCIC.

Additionally, in 2021 China enacted the Law on Countering Foreign Sanctions, under which foreign persons (individuals and companies) can be subjected to countermeasures for directly or indirectly participating in a foreign country’s “discriminatory restrictive measures” against Chinese entities, which could include adherence to U.S. or other foreign sanctions or, in some circumstances, export or other trade controls. Countermeasures authorized under the law include the seizure of property, barring transactions with individuals within the territory of China or entities incorporated under Chinese laws, denial of visas or deportation. This law expands on and supplements the Ministry of Commerce’s September 2020 Provisions of the Unreliable Entity List and January 2021 Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation, which created a private right of action under which Chinese entities can sue for damages they allege resulted from a company adhering to “discriminatory foreign measures.”
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
Regulatory developments in China may also lead to additional regulatory review in China over our activities there. For example, in recent years, the Chinese government has published new policies that significantly affect certain industries, such as the education and internet industries, and we cannot rule out the possibility that the Chinese government will release new or revised regulations or policies concerning or impacting our industry. Any such new or revised regulations or policies could limit our service offerings, restrict the scope of our operations in China, require us to seek permission from Chinese authorities to continue to operate our businesses or cause the suspension or termination of our business in China entirely, all of which would materially adversely affect our business, financial condition, results of operations and value of our Class A common stock. We may have to adjust, modify or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot guarantee that any remedial action adopted by us can be completed in a timely, cost-efficient or liability-free manner, or at all.
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
On October 28, 2022, we entered into an amended and restated joint venture agreement with CCIC pursuant to which we own a direct 70% equity interest in UL-CCIC. The amended and restated agreement expires in January 2033. If, in the future, we are unable to renew the agreement on existing or more favorable terms, or at all, or if the joint venture were to be terminated, our business, reputation, financial condition, results of operations and profitability would likely be materially adversely impacted, and we may be unable to find an alternative partner for our China-based inspections business. We also have a separate contract with CCIC pursuant to which CCIC’s staff conduct inspections for our TIC business in China, including as a subcontractor for UL-CCIC. In 2024, CCIC was responsible for approximately 36% of our global inspections. If we were to lose our contract with CCIC, or if CCIC were to stop providing inspection services for us in the future, our business would be impacted significantly, and any negative impacts on our relationship with CCIC, including our joint venture, would have a material adverse effect on our business, financial condition, results of operations and profitability. As a minority joint-venture partner, CCIC has certain protective rights, whether contractually or pursuant to applicable local laws and regulations, and may have economic or business interests or goals that are not consistent with ours, or may, as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations as a minority joint-venture partner.
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
China has implemented a number of laws and regulations relating to data protection. On August 20, 2021, the National People’s Congress passed the Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. We, including UL-CCIC, are subject to the PIPL. The PIPL creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information, clarifying the scope of application, the definitions of personal information and sensitive personal information, the legality of personal information processing and the basic requirements of notice and consent, among other things. The PIPL also includes a list of rules which must be complied with prior to the transfer of personal information outside of China, such as compliance with a security assessment or certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the Cyberspace Administration of China (the “CAC”) with the overseas recipient. On July 7, 2022, the CAC issued the Security Assessment Measures for Outbound Data Transfers (the “Security Assessment Measures”), which became effective on September 1, 2022. The CAC published the Measures on Standard Contract for Cross-border Transfer of Personal Information (effective June 1, 2023) and the Guidelines on Filing the Standard Contract for the Export of Personal Information on February 24, 2023 and May 30, 2023, respectively. These provide important guidance on relying on the standard contract for transferring personal information out of China and on its filing requirement. On March 22, 2024, the CAC issued the Provisions on Facilitating Cross-Broder Data Flow, which, subject to certain exemptions, generally require a data processor to apply for the security assessment organized by the CAC under any of the following circumstances before the information is transferred outbound: (i) where a data processor provides important data overseas or (ii) where a data processor has cumulatively provided personal information of over 1,000,000 individuals or sensitive personal information of over 10,000 individuals in total for the year. Additionally, a data processor must implement standard contractual clauses and obtain a personal information certification where a data processor has cumulatively provided personal information of over 100,000 individuals or any sensitive personal information. Notably, the PIPL applies extraterritorially, similar to the GDPR. Failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue. Other potential penalties include a fine of up to RMB one million to the person(s) in charge (e.g. directors or management that oversee a company’s operations) or employees that are directly responsible for the processing of personal information (e.g., a data protection officer) and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of China. The PIPL also prohibits responsible personnel for violations of the PIPL from holding high level management or data protection officer positions in relevant enterprises.
Under China’s Cybersecurity Law, any collection, use, transfer and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification and necessity and requires the consent of the data subject. In addition, China’s Cybersecurity Law requires operators of critical information and infrastructure (“CIIOs”) to store personal information and important data collected and generated from the critical information infrastructure within China. Non-compliance with China’s Cybersecurity Law can result in fines of up to 10 times the illegal gains, or RMB 1,000,000 for the relevant entity, as well as for the personnel directly responsible. On September 14, 2022, the CAC released new amendments to China’s Cybersecurity Law for public consultation and, if the amendments are passed, the amended law will increase the penalties for violations of cybersecurity obligations under the Cybersecurity Law to up to RMB 50 million, in line with those under the Data Security Law and the PIPL.
China’s Data Security Law promulgated by the Standing Committee of the National People’s Congress of China in June 2021 (the “Data Security Law”) took effect on September 1, 2021. The primary purpose of the Data Security Law is to regulate data activities, safeguard data security, promote data development and usage, protect individuals and entities’ legitimate rights and interests and safeguard state sovereignty, state security and development interests. The Data Security Law applies extraterritorially, and to a broad range of activities that involve “important data.” Under the Data Security Law, entities and individuals carrying out processing activities for important data must abide by various data security obligations. For example, the Data Security Law provides that data processing activities must be conducted based on a “data classification and hierarchical protection system” for the purpose of data protection, where data is classified based on the importance of data to the state’s economic development, as well as the degree of harm it will cause to national security, public interests or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked or illegally acquired or used. The appropriate level of protective measures is required to be taken for each respective class of data. The Data Security Law also echoes the data localization requirement in China’s Cybersecurity Law and requires important data to be stored locally in China. Such important data may only be transferred outside of China subject to compliance with certain data transfer restrictions, such as passing a security assessment organized by the relevant authorities. The Cybersecurity Review Measures (2021) (“CRM 2021”) took effect on February 15, 2022 and require network platform operators holding personal information of more than one million users to apply for a cybersecurity review from the CAC before being publicly listed abroad. Although the term “network platform operator” is not defined in CRM 2021, based on draft guidance published by Chinese regulators (such as the draft Administrative Measures on Network Data Security Review published by the CAC in November 2021 and the draft Guidance for the Implementation of Subject Responsibility of Internet Platforms published by the State Administration for Market Regulation in October 2021), we believe it is unlikely that either we or UL-CCIC will be deemed a “network platform operator” under CRM 2021.
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
Government agencies in China promulgated several regulations and released a number of draft regulations for public comment, which are designed to provide further implemental guidance in accordance with the laws mentioned above. For example, most recently, the Regulations on Network Data Security Management (the “NDSM Regulations”) took effect on January 1, 2025 in China. The NDSM Regulations have extraterritorial effect and apply broadly to any network data processing activities (not only personal data processing activities). The NDSM Regulations reiterate and expand on the existing obligations on data processors under the Cybersecurity Law, Data Security Law and the PIPL and, among other obligations, require data processors processing personal information belonging to more than 10 million individuals in China to comply with certain enhanced network security obligations. We cannot predict what impact these laws and regulations or the increased costs of compliance, if any, will have on our operations in China.
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
Foreign exchange restrictions may limit our ability to transfer cash between us and UL-CCIC or our other Chinese subsidiaries, across borders and to U.S. investors and affect the value of our stock.
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

With respect to UL-CCIC, it has been our practice to periodically distribute UL-CCIC earnings via dividend to us and CCIC in proportion to our respective contributions to UL-CCIC’s registered capital. Such dividends to us are declared in renminbi and in our case settled in U.S. dollars. In the years ended December 31, 2024, 2023 and 2022, the dividends distributed from UL-CCIC to us, before withholding taxes, were $34 million, $32 million, and $31 million, respectively. In addition, we and UL-CCIC have various normal course business interactions and exchange cash flows based on the agreements in place between us. These agreements generate payments to us in the form of payments for management fees relating to corporate support services, royalties and service fulfillment fees. Agreements between UL-CCIC and CCIC also generate payments from UL-CCIC to CCIC. The size and rate of any future distributions of UL-CCIC’s earnings will depend on the continued performance of UL-CCIC’s business.
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
In light of Chinese regulations on dividends, loans, capital contributions and other transfers between China-based entities and parent companies outside of China, we may not meet the necessary government requirements or obtain the required government approvals on a timely basis, if at all. Failure to meet such requirements or obtain such approvals may negatively impact our ability to distribute earnings from UL-CCIC or any of our other Chinese subsidiaries to us and U.S. investors or to fund or settle amounts under our joint venture agreement with CCIC. Any of the foregoing risks could materially and adversely affect our business, results of operations and liquidity and the value of our stock.
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
We and our service providers and partners have experienced, and may in the future experience, failures of, or disruptions to, IT systems and data breaches, and attempted and successful cyber-attacks, such as ransomware attacks, and data breaches. For example, on February 13, 2021, we discovered that we were the target of a ransomware attack affecting certain IT systems and the data maintained on such systems. While we resolved the incident in a manner that restored the functions of our core and other IT systems and the integrity of the data maintained on them, as part of that resolution we relied on certain assurances (e.g., that recommended mitigation steps from the U.S. Department of Commerce’s National Institute of Standards and Technology and MITRE cybersecurity frameworks regarding passwords and threat detection are industry standard or best practice), some of which cannot be independently verified. We are unaware of any material notices, claims or enforcement actions in connection with our response to this incident, although they are possible.
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
Actual or perceived data security vulnerabilities in our services could harm our reputation and lead customers and partners to reduce or delay future services or use competing services. Cyber-attacks on us or our third-party suppliers, vendors, service providers, or other business or commercial partners can vary in scope and intent from economically-driven attacks to malicious attacks targeting key operating systems with the intent to disrupt, disable or otherwise cripple operations and service offerings. This has and can include any combination of phishing attacks, malware, ransomware attacks, insider threats or viruses targeted at our key systems. A cyber-attack, other security incident or other IT failure, has and may in the future cause damage to our key systems or cause us to experience: (i) interruption in our services, (ii) misappropriation of personal information regarding our customers, or partners, (iii) the inability to deliver content to customers or operate the services, and (iv) loss of critical data that has and could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation (including class actions) and other liability, any of which could adversely affect our business. Furthermore, mitigating the risk of future cyber-attacks, data breaches or IT systems failures has resulted, and could in the future result, in additional operating and capital costs in IT systems technology, personnel, monitoring and other investments.
We have taken steps to protect the confidentiality, integrity and availability of our data, but we cannot guarantee that these steps will be effective. Successful cyber-attacks have and may continue to target us directly, or indirectly target or impact us through our third-party suppliers, vendors, service providers, or other business or commercial partners. Such data security breaches, cyber-attacks, and other security incidents could occur in the future either at their location or ours, or within their systems or our systems, and affect personal or confidential information. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyber-attacks, including AI, as well as the sources and targets of the attacks, change frequently. Given the unpredictability of the timing, nature and scope of cyber-attacks and other security incidents, we cannot guarantee that the technologies we use will adequately secure the data we maintain, including confidential and personal information, against such attacks, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of such data, cyber-attacks, or other security incidents that impact the confidentiality, integrity or availability of such data, or our systems and operations.
We may experience a compromise of our systems or data, either due to a failure to adequately protect our information technology systems and network infrastructure or otherwise, which could cause a material adverse effect on our business and operations, such as damage to our brand and reputation, legal claims, increased cost of insurance and remediation costs.
We have experienced, and may in the future experience failures of, or disruptions to, IT systems leading to the accidental or unauthorized destruction, loss, alteration, disclosure of or access to data transmitted, stored or otherwise processed by us. Such failures could include misconfiguration of identity and access management controls, misconfiguration of firewalls, failure to update and patch software on a timely basis, falling victim to social engineering schemes (such as vishing) or negligent or intentional employee or contractor acts or omissions. We take measures designed to prevent the compromise of our systems and data, including looking to the National Institute of Standards and Technology (NIST) Framework to serve as a benchmark for our program and provide guidance, using an endpoint detection and response solution and adding immutability to our backups; however, we cannot ensure these measures will prevent any such compromise. Further, while we have developed a cybersecurity risk management program that is intended to protect the confidentiality, integrity and availability of our critical systems and information, there can be no assurance that such program, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. A compromise of our systems or data may lead to the inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, and could also result in or expose us to a risk of loss or misuse of personal, confidential or sensitive information, and result in significant costs to us, which may include, among others, fines and penalties, costs related to remediation, contractual claims from customers, potential costs and liabilities arising from governmental, regulatory or third-party investigations, proceedings or litigation, diversion of management attention and harm to our reputation, all of which adversely affects our business and reputation and could have a material adverse effect on our financial condition. In addition, undiscovered compromises to our systems and other vulnerabilities in our IT systems or services have and could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that have and could attack our services and business.
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
The domestic and international regulatory environment regarding data privacy and data security is increasingly evolving and demanding, which includes new and changing requirements, which could cause us to incur substantial costs. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and state equivalents, and various state laws relating to data privacy and data security, including the California Consumer Privacy Act (the “CCPA”). As such, the U.S. Federal Trade Commission, U.S. Department of Health & Human Services, many state attorneys general and many courts interpret the various existing federal and state data privacy and consumer protection laws, and therefore enforce various standards for the collection, disclosure, process, use, storage and security of data, including personal information. For example, HIPAA is a federal law protecting patient health information and creating standards for entities subject to HIPAA, either as a covered entity or a business associate, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”) is a federal law that imposes certain obligations on business that send commercial emails, such as a requirement to include in every commercial email an “unsubscribe link.” In addition, the CCPA created individual data privacy rights for California residents, and places increased data privacy and security obligations on entities handling certain personal information of California-resident consumers and households. The CCPA, and other similar state comprehensive laws that have been passed since, requires covered companies to provide disclosures to consumers of the relevant states about such companies’ data collection, use and disclosure practices, provide such consumers with rights to access, correct and delete their personal information and to opt-out of certain processing of personal information.
In the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on the collection and use of data about individuals. Although data privacy legislation has been introduced in the U.S. Congress to address data privacy more generally, despite significant legislative activity, to date there has not been any significant successful effort at enacting any such legislation; nevertheless, in the event of any such legislation, it would create additional regulatory and compliance obligations, legal risk exposure, and could significantly impact our business activities. In California, the California Privacy Rights Act (the “CPRA”) took effect on January 1, 2023. The CPRA significantly modified the CCPA, including by imposing additional data privacy and protection obligations on covered companies and expanding consumer rights with respect to certain sensitive personal information. It also created a California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of covered businesses in the areas of data privacy and security. Other states have also enacted comprehensive consumer data privacy laws that create rights and impose corresponding obligations on covered companies relating to the access to, deletion of and disclosure of personal information collected by covered businesses about residents of the respective states. Currently, the following states have enacted consumer privacy laws that are in effect: Colorado, Connecticut, Delaware, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia. Moreover, the following states have also passed consumer data privacy laws that that go into effect in 2025 or 2026: Indiana, Kentucky, Maryland, Minnesota and Rhode Island. Similar other laws have been proposed in other states and at the federal level, and if passed, we could be subject to such laws regardless of whether we have operations or a physical presence in the applicable state. Although these new laws largely focus on consumers (other than the CCPA), these new and potential laws reflect a trend toward more stringent data privacy legislation in the United States and we anticipate that similar laws will continue to be proposed at both the state and federal level. These new laws may impose obligations similar to or more stringent than those we are subject to under other data protection laws. Further, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. It is possible under the terms of certain open source licenses (often called “copyleft” or “viral” licenses), if we combine our proprietary software with open source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing and commercialization of our solutions, each of which could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software and use of open-source software or datasets could introduce inaccuracies or vulnerabilities that we are unable to anticipate, detect, or control. Further, sophisticated attackers may exploit vulnerabilities in open-source software to obtain access to our sensitive data or alter the outputs or results. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could be required to expend significant time and resources to replace the open source software or obtain a commercial license, which may not be available.

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
Our ability to provide our services to our customers and operate our global business requires that we work with certain third-party providers, including software vendors and network and cloud providers, and depends on such third parties meeting our expectations in both timeliness, quality, quantity and economics. Our third-party suppliers may be unable to meet our expectations due to a number of factors, including personnel limitations as a result of a reduction in force. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they offer their services to us on less advantageous terms. In addition, while there are backup systems in many of our operating facilities, we may experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our services, which could have an adverse effect on our business, financial condition and results of operations.
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
Any requirement—by our customers, regulators or otherwise—to accept third-party data, test results or certifications could negatively impact our reputation or reduce demand for our services. If we were forced to accept third-party test results or certifications for components or end products, and if any such end products were to fail, be non-compliant, cause property damage or physical injury or otherwise fail to meet our customers’ expectations, we could be subject to additional liability and reputational damage. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation obligations), including in connection with business dispositions, joint venture arrangements or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or employees. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our business, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.
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
Much of our business involves the provision of professional services. Our services typically involve difficult engineering and scientific assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on a customer’s business, cause a customer to lose significant amounts of money or prevent a customer from pursuing desirable business opportunities. Accordingly, if a customer is dissatisfied with our performance, the customer could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed customer confidential information, lost or damaged product samples, infringed on patents or other intellectual property rights or otherwise breached our obligations to a customer could expose us to significant liabilities to our customers or other third parties or tarnish our reputation.
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
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition. Given the long history of development of AI technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI technologies.
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
As of December 31, 2024 and 2023, our total debt outstanding, prior to unamortized debt issuance costs, was $747 million and $910 million. Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Borrowings under our Credit Facility (as defined below) bear interest at a rate per annum equal to, at our option, (a) in the case of U.S. dollar loans, the Term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). Prior to the June 2024 amendment to the Credit Facility with Bank of America, N.A. and certain other lenders, borrowings bore interest on the same terms with the exception that the Bloomberg Short-term Bank Yield Index rate plus a margin was used as the base rate in place of Term SOFR. As of December 31, 2024, the margin was 1.125% for benchmark rate loans and 0.125% for base rate loans but may be adjusted based on our most recently tested consolidated net leverage ratio and may vary from 1.0% to 1.5% for benchmark rate loans and 0% to 0.5% for base rate loans. The unused commitment fee varies from 0.1% to 0.2% based on our most recently tested consolidated net leverage ratio. Any increase in the interest rate applicable to borrowings under the Credit Facility will reduce our cash flows available for other corporate purposes, including operations, capital expenditures and acquisitions. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps or other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.
During 2024, the variable interest rates applicable to both benchmark rate loans and base rate loans under our Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to fluctuate with any future Federal Reserve Board interest rate changes and future changes in SOFR. In addition, increases in interest expenses are considered with other expense increases that may be passed, in whole or in part, along to our customers; however, we do not expect increases in interest expenses to materially impact our pricing strategy in the near term. The increased interest payments on our variable rate debt are not material to our overall liquidity position and have not impacted, and are not expected to have an impact on, our ability to make timely payments under our Credit Facility.
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
Many factors, some of which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Annual Report, as well as the following:
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
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, acts of war and responses to such events; and
•the other factors described in this “Part I, Item 1A Risk Factors.”
These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, holders of our Class A common stock may suffer a loss on their investment.
In the past, stockholders have brought securities class action lawsuits following periods of market volatility or stock price declines. If we are involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
The dual class structure of our common stock may have adversely affected the trading market for our Class A common stock.
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
Pursuant to our Amended Charter, our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, UL Standards & Engagement, as the sole holder of our outstanding Class B common stock, beneficially owns 69.0% of our outstanding capital stock and holds 95.7% of the voting power of our outstanding capital stock. As a result, UL Standards & Engagement has control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore is able to control all matters submitted to our stockholders for approval until the earlier of 5:00 p.m. New York City time on (1) the seven year anniversary of the date of the closing of the IPO and (2) the date on which the number of outstanding shares of Class B common stock held by UL

Standards & Engagement and certain permitted transferees represents less than 35% of the shares of Class B common stock that UL Standards & Engagement held immediately following the IPO (the “Sunset Date”). This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, for the foreseeable future, UL Standards & Engagement will have sufficient voting power to determine the outcome with respect to elections of directors and the composition of our board (including whether certain of our directors also hold a management or board position with UL Standards & Engagement or UL Research Institutes), amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval or rejection of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated control may directly or indirectly preclude us from pursuing opportunities we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interest. This control may also adversely affect the market price of our Class A common stock.
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
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”) and, as a result, qualify for exemptions from certain corporate governance requirements. Investors do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of December 31, 2024, UL Standards & Engagement controls 95.7% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE and may elect not to comply with certain corporate governance requirements, including:
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
While we do not currently intend to take advantage of any of these exemptions, for so long as we remain a controlled company, we may at any time and from time to time utilize any or all of such exemptions. As a result, our board of directors and committees may have more directors who do not meet the NYSE’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet the standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If UL Standards & Engagement sells a controlling interest in our company to a third party in a private transaction, investors may not realize any change-of-control premium on shares of our Class A common stock and we may become subject to the control of a presently unknown third party.
As of December 31, 2024, UL Standards & Engagement beneficially owns 69.0% of our outstanding common stock and controls 95.7% of the combined voting power of our outstanding common stock. UL Standards & Engagement has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our Company. The ability of UL Standards & Engagement to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that are publicly traded, could prevent investors from realizing any change-of-control premium on shares of our common stock that may otherwise accrue to UL Standards & Engagement on its private sale of our common stock. UL Standards & Engagement may choose to pursue such sale transactions to raise proceeds to be used in furtherance of its public safety charitable mission or because UL Standards & Engagement determines a sale transaction is otherwise in its best interests. The timing and amount of any such sale transaction may be based on the funding needs of UL Standards & Engagement and could be executed at a time or times that otherwise may not be in the best interests of us and our other stockholders. Subject to applicable law, UL Standards & Engagement is entitled to sell shares of our Class A common stock at a time or times and in such amounts that UL Standards & Engagement determines to be in the best interests of UL Standards & Engagement. Additionally, if UL Standards & Engagement privately sells its significant equity interest in our Company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of our other stockholders. In addition, if UL Standards & Engagement sells a controlling interest in our Company to a third party, our outstanding indebtedness may be subject to acceleration, our liquidity could be impaired and our third-party commercial agreements and relationships could be impacted. Any resulting change in control could also have a negative effect on our various agreements with UL Standards & Engagement, including with respect to our access to UL

Standards & Engagement’s library of standards, any of which could adversely affect our ability to run our business and may have a material adverse effect on our financial condition and results of operations.
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
Conflicts of interest could also arise if we enter into any new arrangements with UL Standards & Engagement or UL Research Institutes in the future. The presence of trustees, directors or officers of UL Standards & Engagement or UL Research Institutes on our board of directors could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and UL Standards & Engagement or UL Research Institutes that could have different implications for either entity than they do for us. In particular, as of the date of this Annual Report, James M. Shannon serves as a member of the board of trustees of UL Research Institutes and as chairman of the board of directors of UL Standards & Engagement and James P. Dollive, Elisabeth Tørstad and George A. Williams serve as members of the board of trustees of UL Research Institutes, with Mr. Williams serving as the chairman of such board of trustees. Provisions of our Amended Charter and Amended Bylaws as well as certain of our policies address corporate opportunities that are presented to any of our directors who, from time to time, are also trustees, directors or officers of UL Standards & Engagement or UL Research Institutes.
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
We cannot guarantee that our Amended Charter, Amended Bylaws or policies adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to any such individual who is a trustee or director of both us and UL Standards & Engagement or UL Research Institutes. As a result, we may find ourselves in competition with UL Standards & Engagement or UL Research Institutes, and we may be precluded from pursuing certain advantageous transactions or growth initiatives.

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
Payment of quarterly dividends or repurchase of our shares are subject to capital availability and periodic determinations by our board of directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments, including acquisitions; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; contractual restrictions; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price. Additionally, under our Amended Charter and the Stockholder Agreement, until UL Standards & Engagement no longer beneficially owns at least 25% of the voting power of our then-outstanding voting stock, we are restricted from paying or declaring any dividend or other distribution that is inconsistent with our current dividend policy, or modifying or amending our dividend policy, without the prior written consent of UL Standards & Engagement.
Distributions we pay on our Class A common stock may not qualify as dividends for U.S. federal income tax purposes, which could adversely affect the U.S. federal income tax consequences to you of owning our Class A common stock.
For U.S. federal income tax purposes, a distribution we pay on a share of our Class A common stock generally will be treated as a dividend only to the extent the distribution is paid out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Our accumulated earnings and profits as of December 31, 2023 were zero. While we generated earnings and profits for U.S. federal income tax purposes in 2024 and we expect to generate earnings and profits for such purposes in subsequent tax years, our ability to generate such earnings and profits in any year may be impacted by external or other factors that are uncertain and difficult to predict. Any distribution (or portion of a distribution) not constituting a dividend will be treated as first reducing your adjusted basis in your shares of our Class A common stock and, to the extent that the distribution exceeds your adjusted basis in your shares of our Class A common stock, as gain from the sale or exchange of such shares. In addition, if you are a domestic corporation, you will not be entitled to claim a “dividends-received” deduction, which may apply to dividends received from other domestic corporations.
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
The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales may occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate. As of December 31, 2024, we had 62,044,493 shares of Class A common stock and 138,130,000 shares of Class B common stock outstanding. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. All shares of Class B common stock outstanding are owned by UL Standards & Engagement.
Sales of our Class A common stock made as restrictions on resale end or made pursuant to registration rights may make it more difficult for us to raise additional funds through offerings of our shares of Class A common stock or other securities. Further, the market price of our shares of Class A common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them and could make it more difficult to sell shares of our Class A common stock. Shares held by our executive officers, our directors and certain other individuals will be eligible for resale in the public market, subject in the case of shares held by our affiliates, to volume, manner of sale, and other limitations.
In addition, pursuant to our registration rights agreement with UL Standards & Engagement, dated as of April 2, 2024 (the “Registration Rights Agreement”), UL Standards & Engagement has certain registration rights, including, at any time beginning six months after the completion of the IPO, the right, subject to certain conditions, to require us to register the offer and sale of its shares of our Class A common stock under the Securities Act (including shares of Class A common stock issuable upon conversion of outstanding shares of Class B common stock). As December 31, 2024, the shares covered by registration rights represent approximately 69.0% of our outstanding common stock. Registration of any of these outstanding shares of Class A common stock or shares of Class A common stock issuable upon conversion of outstanding shares of Class

B common stock would result in such shares becoming freely tradable without compliance with Rule 144 of the Securities Act upon effectiveness of the registration statement.
Exercise of such registration rights and any subsequent sales of a large number of shares of our Class A common stock or Class B common stock by UL Standards & Engagement could cause the prevailing market price of our Class A common stock to decline. Subject to the Registration Rights Agreement and applicable law, UL Standards & Engagement will determine the timing and amount of such sales, which determination may be based upon UL Standards & Engagement’s funding needs or other factors UL Standards & Engagement deems relevant to the furtherance of its public safety charitable mission or otherwise in its best interests, and such sales could be executed by UL Standards & Engagement at a time or times that otherwise may not align with the interests of the Company and our other stockholders.
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
From time to time in the future, subject to our Amended Charter and the Stockholder Agreement, including UL Standards & Engagement’s consent rights thereunder, we are also permitted to issue additional shares of our Class A common stock or securities convertible into Class A common stock, including additional shares of our Class B common stock, pursuant to a variety of transactions, including investments and acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock, including additional shares of our Class B common stock, would dilute our existing stockholders’ ownership, and the sale of a significant amount of such shares in the public market or otherwise could adversely affect prevailing market prices of our Class A common stock. We regularly evaluate potential investment and acquisition opportunities, including ones that would be significant to us. The issuance of additional securities in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock.
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
If securities analysts do not continue to publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock could decline.
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
We currently intend to continue, but are not obligated and in the future may cease, to provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline.
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
For U.S. federal tax purposes, UL Standards & Engagement and UL Research Institutes are tax-exempt entities and, in the future, UL Research Institutes may likely become a “private foundation.” In general, private foundations are prohibited from engaging in acts of “self-dealing” with “disqualified persons,” each as defined under the Internal Revenue Code of 1986, as amended (the “Code”), and disqualified persons engaged in self-dealing transactions are subject to additional excise taxes. If UL Research Institutes becomes a private foundation, UL Standards & Engagement will become a disqualified person with respect to it if UL Standards & Engagement makes significant grants or contributions to UL Research Institutes. At that time, UL Solutions would also become a disqualified person if it is more than 35% (determined by voting power) owned by UL Standards & Engagement. Transactions between UL Research Institutes or UL Standards & Engagement, on the one hand, and UL Solutions (as a disqualified person), on the other hand, may be subject to the rules governing self-dealing transactions.
From time-to-time U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially different corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. Governments have strengthened their efforts to increase revenues through changes in local tax laws, and international agreements, including laws and agreements regarding the taxation of software as services, transfer pricing, economic presence and apportionment of income to determine the tax base. In addition, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting (“BEPS”) project led by the Organization for Economic Cooperation and Development and supported by the G20, under which members of the inclusive framework on BEPS have committed to implementing rules to impose a 15% global minimum tax (known as “Pillar Two” of the BEPS framework) and provide jurisdictions taxing rights with respect to non-residence companies based on the location of the company’s customers. Pillar Two implementing legislation has been enacted in several countries in which UL Solutions operates. Although the overall impact of such legislation on the Company’s global effective tax rate for 2024 was not significant, the Company estimates its 2025 effective tax rate to be approximately 26%. Subsequent periods may also increase as additional implementing legislation becomes effective.
Furthermore, the U.S. Inflation Reduction Act of 2022 imposes a 15% minimum corporate income tax on certain corporations with adjusted financial accounting profits over $1 billion and a 1% U.S. federal excise tax on certain stock buybacks and similar corporate actions. UL Solutions is not expected to be subject to this minimum corporate tax for the foreseeable future. However, other changes that are scheduled to take effect in 2026 or have been proposed by Congress, including increasing the tax rate applicable under the global intangible low-taxed income regime imposed by the U.S. Tax Cuts and Jobs Act while reducing related tax deductions, may impact UL Solutions. Changes in these laws and regulations, including with respect to self-dealing transactions between private foundations and disqualified persons, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect our financial condition and results of operations.
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
We are subject to Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other, which requires that goodwill be evaluated at least annually for impairment, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. In addition, we are subject to Accounting Standards Codification Topic 360, Property, Plant and Equipment, which requires that long-lived assets, including intangible assets with finite useful lives, be evaluated for impairment whenever an event occurs or conditions change that indicate the carrying amount of the asset group may not be recoverable. The carrying amount of our goodwill and other intangible assets at December 31, 2024 was $691 million. If in the future we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.
During the three months ended September 30, 2023, we identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. This partial impairment charge was the result of lower than expected demand for Non-certification Testing and Other Services in the mobility industry, which has been impacted by auto industry conditions in the third quarter of 2023, including slowing of the pace of electric vehicle transition, labor uncertainties and the impact of more moderate growth expectations for the business. At December 31, 2024, the remaining goodwill related to this reporting unit was no longer considered at risk of further impairment.
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
For our Certification Testing and Non-certification Testing and Other Services arrangements recognized over time, until April 1, 2022, we measured progress towards completion based on the relationship between time elapsed and expected project duration, which was considered the most indicative of our performance to date under the terms of the contract. The portion of the project’s revenue to be recognized was determined based on the percentage of time elapsed for the project during the period relative to expected project duration. The start date was determined by the receipt of a confirmed order, and the end date was determined by the completion of the order’s deliverables. Beginning April 1, 2022, we measure progress towards completion of these contracts based on the relationship between time elapsed of each project phase relative to the expected duration of that phase. Project phase data was not previously available and is considered a more precise measure of our performance to date under the terms of the contract. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. We applied the change in estimate prospectively to contracts in-process at the date of the change, as well as new contracts with a start-date subsequent to the change, resulting in a net decrease to our revenue and operating income of $23 million and a net decrease to our net income of $21 million for the year ended December 31, 2022. The resulting impacts to our results of operations during the years ended December 31, 2024 and 2023 were not material.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on various cybersecurity frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). This does not mean, and is not intended to imply, that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, incident response personnel, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, notwithstanding our cybersecurity risk management program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further information, refer to Part I, Item 1A, Risk Factors of this Annual Report for a discussion of risks related to cybersecurity and technology.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and it oversees management’s implementation of our cybersecurity risk management program. In addition, the Board has delegated to the Audit Committee of the Board oversight of our enterprise risk management (“ERM”) process, which regularly identifies, assesses, and mitigates enterprise and emerging risks, including cybersecurity related risks.
The Board receives semi-annual reports from management on our cybersecurity risks and our cyber risk management program. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents.
Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our CISO, who reports to our Chief Transformation Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The CISO has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has significant relevant experience, including previously serving as the Chief Information Security Officer for Hill-Rom, holding cybersecurity positions at Blue Cross Blue Shield of Michigan and the Wayne County Department of Technology, and earning multiple cybersecurity related certifications from the Information Systems Audit and Control Association (“ISACA”).
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include, among other things: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. Properties
The table below sets forth certain information regarding our owned and leased properties as of December 31, 2024:

	Owned	Leased	Total
Sites with laboratories	17	74	91
Dedicated office spaces	—	59	59
Total locations	17	133	150
Laboratories Footprint
We operate and maintain a global laboratory network with deep technical capabilities in order to serve our customers. As of December 31, 2024, we leased or owned 91 sites with laboratories spread across 26 countries. Further, we have four laboratory locations under construction to meet local market and technology needs to strengthen our industry leading footprint and global capabilities. Our laboratories employ approximately 3,400 employees and span over 5 million square feet. We operate 37 laboratory sites throughout Asia, 34 laboratory sites in the Americas and 20 laboratory sites in Europe, the Middle East and Africa. These laboratories use more than 140,000 pieces of test equipment and enable us to offer high-quality testing capabilities across a diverse set of standards, regulations and customer and market specific requirements.
We manage our laboratory footprint in two categories, Integrated laboratories and Specialized Industry laboratories. Our Integrated laboratories are larger centers of excellence with vast capacities and capabilities in testing across multiple industries. Our Specialized Industry laboratories serve specific industries and offer niche testing capabilities. Overall, our centralized global laboratory operations enable us to deliver a consistent and streamlined experience for our customers. We leverage our network of laboratories to improve collaboration, speed and transparency, while maintaining uniform operational measurement, accountability and quality control in delivering outcomes for our customers. Our scaled laboratory operations and integrated laboratories enable us to optimize utilization of resources, our global laboratory footprint, our accreditation strategy and the sharing of data across teams, as well as benefit from valuable expertise and experience across our organization.
Footprint and Facilities
In addition to our leading network of laboratories around the world, we have a broad and global portfolio of offices and facilities. Our corporate headquarters are located at 333 Pfingsten Road, Northbrook, Illinois 60062. We own the property and building where our headquarters are located. Our headquarters span approximately 979,000 square feet and include approximately 411,000 square feet for corporate office space and 221,000 square feet of laboratory space and common areas of 347,000 square feet.
Alongside our headquarters, as of December 31, 2024, we had 59 additional locations that are exclusively dedicated to office space in 26 countries. Our global network of offices, coupled with our technical laboratories across the world, enable us to offer our customers the services they need in their local markets.
We do not believe that any of our properties are subject to any encumbrance, easement or other restriction that would detract materially from its value or impair its use in the operation of our business. We also believe that our properties, including the principal properties described above, are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future.
ITEM 3. Legal Proceedings
The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations. Discussion of these and other legal matters is incorporated by reference from Part II, Item 8, Note 19, “Commitments and Contingencies,” of this Annual Report and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”), trading under the symbol “ULS.”
As of February 12, 2025, there was one holder of record of the Company’s Class A common stock. The number of record holders is based upon the actual number of holders registered on the Company’s books at such date based on information provided by the Company’s transfer agent and does not include holders of shares in “street name” or other holders identified in security position listings maintained by depository trust companies.
There is no established public trading market for the Company’s Class B common stock. As of February 12, 2025, the Company’s Class B common stock was held by one stockholder, ULSE Inc.
Dividends
The Company currently intends to continue paying a regular cash dividend on its common stock. The Company intends to periodically assess the size of the regular quarterly dividend based on its dividend policy and the factors noted below. However, the Company cannot give any assurance that it will continue to declare dividends in any particular amounts, or at all, in the future.
A summary of cash dividends per share on the outstanding UL Solutions common stock declared to shareholders by the Company’s Board during the twelve months ended December 31, 2024 is presented below:

Declaration Date	Shareholders of Record as of Close of Business Date	Payment Date	Dividends per share
3/14/2024	3/14/2024	3/29/2024	$0.125
5/22/2024	6/3/2024	6/18/2024	$0.125
8/13/2024	8/30/2024	9/9/2024	$0.125
11/13/2024	11/29/2024	12/9/2024	$0.125
On February 11, 2025, the Company declared a regular cash dividend of $0.13 per share, an increase from the previous $0.125 per share.
Under the Company’s dividend policy, any determination as to the declaration and payment of dividends, if any, is at the discretion of the Company’s board of directors, subject to capital availability, applicable laws and compliance with contractual restrictions and covenants in the agreements governing the Company’s current and future indebtedness, as well as the Company’s Charter and the Stockholder Agreement. Any such determination will also depend upon periodic determinations by the Company’s board of directors that cash dividends are in the best interest of the Company’s stockholders, and upon the Company’s earnings, cash flow, business outlook and prospects, results of operations, financial condition, liquidity, future cash requirements and availability and other factors that the Company’s board of directors may deem relevant.
Comparative Stock Performance Graph
The graph below compares the cumulative total shareholder return on the Company’s ordinary shares with the cumulative total return of companies on the Standard & Poor’s (“S&P’s”) 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes an investment of $100 at the market close on April 12, 2024, the date our Class A common stock began trading. Data in the graph assumes reinvestment of all dividends since that date. The graph uses the closing market price on April 12, 2024 of $34.94 per share as the initial value of the Company’s Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s Class A common stock.

Comparison of Cumulative Total Returns
$160
$140
$120
$100
$80
$60
4/12/2024
12/31/2024
UL Solutions
S&P 500
S&P 500 Industrials

Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.
Issuer Purchases of Equity Securities
None.
ITEM 6. Reserved
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis includes a comparison of the Company’s results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2024 and 2023 and should be read in conjunction with the Company’s consolidated financial statements and the related notes which are included in this Annual Report. For a comparison of our results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus, dated September 5, 2024, filed with the SEC pursuant to Rule 424(b)(4) on September 6, 2024, which is incorporated herein by reference. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those the Company describes under “Risk Factors” in Part I Item 1A of this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
References to “UL Solutions” and the “Company” refer to UL Solutions Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.
Business Overview
UL Solutions Inc. (“UL Solutions” and the “Company”) is a global safety science leader with a distinguished and trusted brand that dates back to its founding in 1894 as part of the nonprofit Underwriters Electrical Bureau, a predecessor to

Underwriters Laboratories Inc. (“UL Research Institutes”), ULSE Inc. (“UL Standards & Engagement”) and UL Solutions. As of December 31, 2024, the Company provided independent third-party testing, inspection and certification (“TIC”) services and related software and advisory (“S&A”) offerings to more than 80,000 customers in over 110 countries. UL Solutions is the largest TIC services provider headquartered in North America (by revenue), and it maintains a leadership position across additional global markets, including Europe and Asia.
The Company conducts its operations across four major service categories: (1) Certification Testing of products, components and systems according to standards and regulatory requirements and other design and performance specifications; (2) Ongoing Certification Services to validate the ongoing compliance of previously certified products, components and systems; (3) Non-certification Testing and Other Services, which includes performance testing for customer or other requirements that may not be required by any regulation and may not result in a certification, as well as other services, including advisory and technical services; and (4) Software, comprising software as a service (“SaaS”) and license-based software solutions, including implementation and training services related to software.
The Company’s primary addressable market is the highly fragmented outsourced product TIC market, where the Company provides (1) testing, inspection and certification services for a wide array of products, components, assets and supply chains in the consumer and industrial end markets, and (2) emerging product lifecycle services, asset and sustainability performance advisory and supply chain services. Demand for outsourced TIC services is increasing across the markets the Company serves as a result of new emerging technologies, evolving global safety regulations and standards, increases in global trade and shorter product lifecycles. With more than 650 accreditations and the ability to test and certify against more than 4,000 standards, the Company believes it is positioned to benefit from ongoing demand growth within the Company’s addressable market. Additionally, as the global economy evolves and becomes more digital and inter-connected, the Company’s customers continue to seek ways to bridge their traditional TIC needs with next generation software and services. The Company believes that its complementary TIC and S&A offerings position it to capitalize on this market need and better serve its customers.
Since January 1, 2023, the Company has completed the following acquisitions and divestitures, including those that impact the comparability of results between periods:
•In July 2024, the Company acquired 100% of the outstanding stock of TesTneT Engineering GmbH (together with its subsidiaries, “TesTneT”) for approximately $19 million. TesTneT is a Germany-based company that provides testing services for various hydrogen storage systems, refueling stations and their components. The results of operations of TesTneT are included in the Industrial segment since the date of acquisition.
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
•In May 2024, the Company completed the sale of its payments testing business to an affiliate of Gallant Capital Partners, for a base price of $29 million. The business performed Software and Non-certification Testing and Other Services and the results of operations were included in the Industrial segment until the date of divestiture. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other income (expense), net in the Company’s consolidated results of operations.
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
The Company’s Segments
UL Solutions reports its financial results through three segments: Industrial, Consumer and Software and Advisory.

Industrial
Industrial is a segment of the Company’s TIC business. This segment represented 44% and 43% of the Company’s consolidated revenue for the years ended December 31, 2024 and 2023, respectively. The Company generates revenue in this segment primarily through three major service categories: Certification Testing; Ongoing Certification Services; and Non-certification Testing and Other Services. The Industrial segment provides TIC services to help ensure that the Company’s customers’ industrial products meet or exceed international standards for product safety, performance, cybersecurity and sustainability. The Industrial segment provides services that address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building and asset owners, end users and regulators. The Company believes the products it tests, certifies and inspects in this segment generally represent very high cost of failure components, which in turn drives customers in this segment to choose UL Solutions based on its deep technical expertise, consistency and quality of service.
Consumer
Consumer is a segment of the Company’s TIC business. This segment represented 43% and 44% of the Company’s consolidated revenue for the years ended December 31, 2024 and 2023, respectively. The Company generates revenue in this reportable segment primarily through three major service categories: Certification Testing; Ongoing Certification Services; and Non-certification Testing and Other Services. The Consumer segment provides a variety of global product market acceptance and risk mitigation services for customers in the consumer products end market, including consumer electronics, medical devices, information technologies, appliances, HVAC, lighting, retail (softlines and hardlines) and emerging consumer applications, including new mobility, smart products and 5G. The primary services offered by this segment include safety certification testing, ongoing certification, global market access, testing for connectivity, performance and quality and critical systems advisory and training.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. This segment represented 13% of the Company’s consolidated revenue for both the years ended December 31, 2024 and 2023. The Company generates revenue in this segment through two major service categories: Software and Non-certification Testing and Other Services. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
Components of the Company’s Results of Operations
Revenue
The Company generates revenue from the services it provides to customers through the following service categories.
Certification Testing
The Company evaluates products, components and systems according to global or regional regulatory requirements and other design and performance specifications. Select certification testing services include testing to global or regional standards, engineering evaluation and project review and functional safety testing of embedded software. Certification testing services generally align with the new product development cycle and help customers mitigate risk, demonstrate compliance with regulatory requirements and deliver confidence to businesses and consumers, resulting in demand for ongoing certification services. As a result of the certification process, the Company may authorize its customers to use the Company’s certification marks, including the UL Mark, on their products, packaging and marketing collateral as part of their manufacturing, distribution and marketing processes to demonstrate to the marketplace that their product has met the applicable requirements. Certification testing services often lead to ongoing certification services to support the continued safety, compliance and performance objectives of the customer.
Ongoing Certification Services
To maintain the right to use the Company’s certification marks, including the UL Mark, and meet certain regulatory requirements, the Company’s customers must meet certain certification program requirements, including mandatory inspection and monitoring by the Company. These requirements, addressed through standard certification and inspection services, are designed to validate the continued compliance of the Company’s customers’ previously certified products, components and systems. Services are delivered through periodic inspections, initial and follow-up audits, sample testing and UL Solutions label usage. The frequency and combination of these services can vary based on product, component or system type, production volume and historical risk-based customer compliance. These ongoing certification services are designed and executed to help the Company’s customers confirm ongoing compliance and to help protect the integrity of the UL Mark. Select services include factory inspection and testing to confirm products that are being produced match the configuration of products that were tested and certified.
Non-certification Testing and Other Services
The Company offers testing services to address performance and other requirements that may not be required by any regulation and may not result in a certification, but are still desired by the Company’s customers to help ensure the safety, performance and reliability of their products. Select services include on-site and remote inspections, audits and field engineering specialty services, testing for energy efficiency, wireless and electromagnetic compatibility, quality, chemical and reliability for customers in medical devices, information technologies, appliances, HVAC and lighting. For retail and consumer customers, the Company offers testing such as color-matching, sensory, emissions and flame resistance. Lastly, the Company offers advisory and technical services to support the Company’s customers in managing their safety, compliance, regulatory risk and sustainability programs.
Software
The Company provides SaaS and license-based software solutions, including implementation and training services related to software, to enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. The Company’s SaaS and licensed software solutions provide data-driven product stewardship, chemicals management, supply chain insights, ESG data and reporting, EHS training, management and compliance, and additional regulatory driven software solutions.
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
Cost of Revenue
Cost of revenue includes employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes services and materials expenses including facility related costs for laboratories and other buildings where testing and inspection services are performed, customer-related travel costs, expenses related to third-party contractors or third-party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue. Cost of revenue also includes depreciation on equipment used in testing and amortization of capitalized software.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for sales and indirect administrative functions such as executive, finance, legal, human resources and information technology, not included within cost of revenue. In addition, selling, general and administrative expenses includes services and materials expenses including third-party consultancy costs, facility costs, internal research and development costs as well as legal and accounting fees, travel, marketing, bad debt and non-chargeable materials and supplies. Selling, general and administrative expenses also include depreciation and amortization. The Company expects selling, general and administrative expenses will be impacted by costs associated with being a publicly traded company.
Goodwill Impairment
During the third quarter of 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax goodwill impairment charge of $37 million. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 10, “Goodwill” for further details.
Operating Income
Operating income is calculated as revenue less cost of revenue, selling, general and administrative expenses and goodwill impairment. Operating income margin is calculated as operating income as a percentage of revenue.
Components of Operating Income Change
The Company uses Organic, Acquisition / Divestiture, FX and Goodwill Impairment to explain the change in operating income from period to period. Operating income change is calculated as the percentage change in operating income in one period relative to the prior period’s operating income and is a key financial measure that the Company uses to manage its business. The Company defines these components of operating income as follows:
“Organic” reflects total operating income change in a given period excluding Acquisition / Divestiture, FX and Goodwill Impairment in that same period, expressed in dollars or as a percentage of operating income in the prior period.
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
Other Income (Expense), net
Other income (expense), net consists primarily of non-operating gains and losses, including gains and losses related to foreign exchange transactions and the revaluation performed on designated balance sheet accounts, interest income, gains and losses on equity investments, non-operating pension and postretirement benefit expenses and gains on divestitures.

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
Results of Operations
The following tables set forth the Company’s condensed consolidated results of operations for the periods presented.

	Year Ended December 31,				Change
(in millions)	2024	% Revenue	2023	% Revenue
Revenue	$2,870	N/A	$2,678	N/A	$192
Cost of revenue	1,477	51.5%	1,398	52.2%	79
Selling, general and administrative expenses	931	32.4%	875	32.7%	56
Goodwill impairment	—	—%	37	1.4%	(37)
Operating income	462	16.1%	368	13.7%	94
Interest expense	(55)	(1.9)%	(35)	(1.3)%	(20)
Other income (expense), net	8	0.3%	13	0.5%	(5)
Income before income taxes	415	14.5%	346	12.9%	69
Income tax expense	70	2.4%	70	2.6%	—
Net income	$345	12.0%	$276	10.3%	69
Revenue

	Year Ended December 31,
(in millions)	2024	2023	Change	% Change
Industrial	$1,254	$1,146	$108	9.4%
Consumer	1,238	1,172	66	5.6%
Software and Advisory	378	360	18	5.0%
Total	$2,870	$2,678	$192	7.2%
Revenue increased by $192 million, or 7.2%, for the year ended December 31, 2024, as compared to the same period in 2023. Revenue increased on an organic basis by $233 million, or 8.7%, due to organic growth across all segments in 2024, driven by the Industrial and Consumer segments in Certification Testing and Ongoing Certification Services revenue. FX decreased revenue by $24 million, or 0.9%, primarily due to the relative weakness of the Japanese yen, the Chinese renminbi and the Korean won. Acquisitions / Divestitures decreased revenue by $17 million, or 0.6%, primarily due to the sale of the payments testing business in the Industrial segment.

	Year Ended December 31, 2024
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$136	$(18)	$(10)	$108	11.9%	9.4%
Consumer	81	(1)	(14)	66	6.9%	5.6%
Software and Advisory	16	2	—	18	4.4%	5.0%
Total	$233	$(17)	$(24)	$192	8.7%	7.2%
Cost of Revenue
Cost of revenue increased by $79 million, or 5.7%, for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to increased employee compensation of $45 million, related to base salary increases and higher healthcare costs. In addition, depreciation and amortization increased $29 million related to the completion of additional laboratory capacity and software placed in service. Professional fees also increased $14 million related to outsourced labor associated with higher revenue. FX decreased cost of revenue by $13 million, primarily due to the relative weakness of the Japanese yen, the Chinese renminbi and the Korean won. Acquisitions / Divestitures decreased cost of revenue by $7 million, primarily due to the sale of the payments testing business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $56 million, or 6.4%, for the year ended December 31, 2024, as compared to the same period in 2023, due to increased employee compensation of $48 million, primarily due to higher costs associated with performance-based incentives, including the Company’s long-term incentive awards and sales incentive plans, base salary increases and higher healthcare costs. In addition, professional fees increased $8 million related to the Company’s public offerings and higher accounting and legal costs. FX decreased selling, general and administrative expenses by $7 million, primarily due to the relative weakness of the Japanese yen and the Chinese renminbi.
During the years ended December 31, 2024 and 2023, the Company incurred $6 million and $4 million of expenses, respectively, related to the IPO completed in April 2024 and a follow-on public offering completed in September 2024.
Goodwill Impairment
During the third quarter of 2023, the Company identified a triggering event requiring a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax goodwill impairment charge of $37 million which did not reoccur in 2024.
Interest Expense
Interest expense increased by $20 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase is primarily due to interest on the Company’s outstanding 2023 senior notes (as defined below) which were not outstanding for the duration of the same period in 2023. For additional information refer to “—Liquidity and Capital Resources.”
Other Income (Expense), net
Other income (expense), net decreased by $5 million in the year ended December 31, 2024 as compared to the same period in 2023. The decrease in 2024 was primarily due to higher net foreign exchange losses of $9 million related to the strengthening of the U.S. dollar against certain foreign currencies, the revaluation performed on designated balance sheet accounts and settlement of intercompany loans that did not occur in 2023. The decrease was also due to $8 million lower interest income on bank deposits and $7 million of unrealized gains on equity investments in the year ended December 31, 2023 that did not reoccur in 2024. The decrease was partially offset by a $24 million gain on divestiture of the Company’s payments testing business in May 2024.
Income Tax
The Company's effective income tax rate was 16.9% for the year ended December 31, 2024, compared to 20.2% for the year ended December 31, 2023. For the year ended December 31, 2024, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to earnings subject to lower tax rates in certain foreign jurisdictions and a reduction to uncertain tax positions as a result of expiration of the statute of limitations. This was partially offset by a reduction to previously established deferred tax assets due to the Company becoming subject to Section 162(m) of the U.S. Internal Revenue Code, which limits U.S. public company compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year compensation deductions. For the year ended December 31, 2023, the effective rate differed from the U.S. federal statutory tax rate primarily due to earnings subject to lower tax rates in certain foreign jurisdictions, offset by a non-deductible goodwill impairment and U.S. tax on Global Intangible Low-Taxed Income net of foreign tax credits.
The Company’s effective tax rate in 2024 decreased compared to 2023 primarily due to a reduction in 2024 to uncertain tax positions as a result of expiration of the statute of limitations and a non-deductible goodwill impairment in 2023. The favorable impact was partially offset by Section 162(m) limitations on the current year and prior years’ compensation deductions of certain executive officers. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 13, “Income Taxes” for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.
Several countries in which the Company operates have adopted aspects of the Organization for Economic Cooperation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax, into their local legislation effective January 1, 2024. In accordance with Financial Accounting Standards Board guidance which states that the Pillar Two minimum tax should be reflected as a period cost in the period the law is effective rather than enacted, the Company has reflected the impact of the Pillar Two rules that are effective January 1, 2024 in its financial results for the year ended December 31, 2024, and the impact is immaterial. Effective January 1, 2025, the Company will be subject to the Qualified Domestic Minimum Top-up Tax (“QDMTT”), a subset of the Pillar Two rules, which will increase its effective tax rate materially. The Company estimates its 2025 effective tax rate to be approximately 26%.
Industrial
The Industrial segment provides TIC services to help ensure customers’ industrial products meet or exceed international standards for product safety, performance and sustainability. The Industrial segment provides services that address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building and asset owners, end users and regulators.
The following tables summarize the change in Industrial’s revenue and operating income for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023	Change	% Change
Revenue	$1,254	$1,146	$108	9.4%
Employee compensation	595	556	39	7.0%
Services and materials	274	244	30	12.3%
Depreciation and amortization	47	38	9	23.7%
Segment operating income	$338	$308	$30	9.7%

Segment operating income margin	27.0%	26.9%

	Year Ended December 31, 2024
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$136	$(18)	$(10)	$108
Segment operating income change	$46	$(12)	$(4)	$30

Revenue
Revenue increased by $108 million, or 9.4%, for the year ended December 31, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $136 million or 11.9%, primarily due to growth in Ongoing Certification Services revenue of $71 million across most industries due in part to additional volume and price increases. Certification Testing revenue increased $52 million, driven by continued demand for electrical products and components, renewable energy and component certification testing, as well as returns on new capacity provided by recent laboratory investments. Acquisitions / Divestitures decreased revenue by $18 million, or 1.6%, primarily due to the sale of the payments testing business. FX decreased revenue by $10 million, or 0.9%, primarily due to the relative weakness of the Japanese yen, the Korean won and the Chinese renminbi.
Segment Operating Income
Segment operating income increased by $30 million, or 9.7%, for the year ended December 31, 2024, as compared to the same period in 2023 primarily due to the $136 million increase in organic revenue noted above. This was partially offset by a $90 million organic increase in expenses, primarily due to higher employee compensation of $50 million related to base salary and headcount increases, higher costs associated with performance-based incentives and higher healthcare costs. Additionally, services and materials increased $32 million primarily due to professional fees related to outsourced labor associated with higher revenue, ongoing software projects and higher costs related to the Company’s public offerings. Depreciation and amortization also increased $8 million related to the completion of additional laboratory capacity. Acquisitions / Divestitures decreased segment operating income by $12 million, primarily due to the sale of the payments testing business and due diligence related costs.
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
The following tables summarize the change in Consumer’s revenue and operating income for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023	Change	% Change
Revenue	$1,238	$1,172	$66	5.6%
Employee compensation	714	693	21	3.0%
Services and materials	331	322	9	2.8%
Depreciation and amortization	79	75	4	5.3%
Goodwill impairment	—	37	(37)	(100.0)%
Segment operating income	$114	$45	$69	153.3%

Segment operating income margin	9.2%	3.8%

	Year Ended December 31, 2024
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$81	$(1)	$(14)	$66
Segment operating income change	$69	$1	$(1)	$69

Revenue
Revenue increased by $66 million, or 5.6%, for the year ended December 31, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $81 million, or 6.9%, primarily due to Non-certification Testing and Other Services revenue growth of $44 million in retail due to increased demand and capacity and in consumer technology driven by higher electromagnetic compatibility testing for automotive and consumer electronics. Certification Testing revenue increased $23 million due to medical growth and strength in HVAC. Ongoing Certification Services revenue increased $14 million due to consumer technology as well as strength in HVAC. FX decreased revenue by $14 million, or 1.2%, primarily due to the relative weakness of the Japanese yen, the Chinese renminbi and the Korean won.

Segment Operating Income
Segment operating income increased by $69 million for the year ended December 31, 2024, as compared to the same period in 2023 primarily due to the $81 million increase in organic revenue noted above and a goodwill impairment charge of $37 million in the mobility industry in the third quarter of 2023, which did not reoccur in 2024. This was partially offset by a $49 million organic increase in expenses, primarily due to higher employee compensation of $29 million, related to higher costs associated with performance-based incentives, higher healthcare costs and base salary increases. Additionally, services and materials increased $15 million primarily due to professional fees related to outsourced labor associated with higher revenue, ongoing software projects and higher costs related to the Company’s public offerings. Depreciation and amortization also increased $5 million related to the completion of additional laboratory capacity and software placed in service.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following tables summarize the change in Software and Advisory’s revenue and operating income for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023	Change	% Change
Revenue	$378	$360	$18	5.0%
Employee compensation	255	241	14	5.8%
Services and materials	67	63	4	6.3%
Depreciation and amortization	46	41	5	12.2%
Segment operating income	$10	$15	$(5)	(33.3)%

Segment operating income margin	2.6%	4.2%

	Year Ended December 31, 2024
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$16	$2	$—	$18
Segment operating income change	$(6)	$—	$1	$(5)

Revenue
Revenue increased by $18 million, or 5.0%, for the year ended December 31, 2024, as compared to the same period in 2023. On an organic basis, revenue increased $16 million, or 4.4%, primarily driven by demand for software, including retail product compliance and sustainability solutions.
Segment Operating Income
Segment operating income decreased by $5 million for the year ended December 31, 2024, as compared to the same period in 2023 primarily due to a $22 million organic increase in expenses, partially offset by the $16 million increase in organic revenue noted above. On an organic basis, employee compensation increased $13 million primarily due to higher costs associated with performance-based incentives.
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
There are material limitations to using these non-GAAP financial measures. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, other (income) expense, net, income tax expense, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income, as applicable. Adjusted Net Income and Adjusted Diluted Earnings Per Share do not take into account certain significant items, including other (income) expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income and diluted earnings per share, as applicable. Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering these non-GAAP financial measures in conjunction with net income, operating income, diluted earnings per share and net cash provided by operating activities as calculated in accordance with GAAP.
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Year Ended December 31,
(in millions, unless otherwise stated)	2024	2023	2022
Net income	$345	$276	$309
Net income margin	12.0%	10.3%	12.3%
Adjusted EBITDA	$656	$563	$547
Adjusted EBITDA margin	22.9%	21.0%	21.7%
Adjusted Net Income	$361	$304	$319
Adjusted Net Income margin	12.6%	11.4%	12.7%

Diluted Earnings per Share	$1.62	$1.30	$1.47
Adjusted Diluted Earnings per Share	$1.70	$1.44	$1.52

Net Cash provided by Operating Activities	$524	$467	$372
Free Cash Flow	$287	$252	$208
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income adjusted for depreciation and amortization expense, interest expense, other (income) expense, net, income tax expense, as well as stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of revenue.

The table below reconciles net income to Adjusted EBITDA.

	Year Ended December 31,
(in millions, unless otherwise stated)	2024	2023	2022
Net income	$345	$276	$309
Depreciation and amortization expense	172	154	135
Interest expense	55	35	17
Other (income) expense, net	(8)	(13)	12
Income tax expense	70	70	74
Stock-based compensation	23	—	—
Goodwill impairment	—	37	—
Restructuring	(1)	4	—
Adjusted EBITDA	$656	$563	$547
Revenue	$2,870	$2,678	$2,520
Net income margin	12.0%	10.3%	12.3%
Adjusted EBITDA margin	22.9%	21.0%	21.7%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Year Ended December 31,
(in millions, unless otherwise stated)	2024	2023	2022
Industrial
Segment operating income	$338	$308	$286
Depreciation and amortization expense	47	38	32
Stock-based compensation	9	—	—
Restructuring	—	1	—
Adjusted EBITDA	$394	$347	$318
Revenue	$1,254	$1,146	$1,044
Operating income margin	27.0%	26.9%	27.4%
Adjusted EBITDA margin	31.4%	30.3%	30.5%

Consumer
Segment operating income	$114	$45	$101
Depreciation and amortization expense	79	75	66
Stock-based compensation	11	—	—
Goodwill impairment	—	37	—
Restructuring	(1)	2	—
Adjusted EBITDA	$203	$159	$167
Revenue	$1,238	$1,172	$1,128
Operating income margin	9.2%	3.8%	9.0%
Adjusted EBITDA margin	16.4%	13.6%	14.8%

Software and Advisory
Segment operating income	$10	$15	$25
Depreciation and amortization expense	46	41	37
Stock-based compensation	3	—	—
Restructuring	—	1	—
Adjusted EBITDA	$59	$57	$62
Revenue	$378	$360	$348
Operating income margin	2.6%	4.2%	7.2%
Adjusted EBITDA margin	15.6%	15.8%	17.8%

Adjusted EBITDA	$656	$563	$547
Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for other (income) expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, each net of tax. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.

The table below reconciles net income to Adjusted Net Income.

	Year Ended December 31,
(in millions, unless otherwise stated)	2024	2023	2022
Net income	$345	$276	$309
Other (income) expense, net	(8)	(13)	12
Stock-based compensation	23	—	—
Goodwill impairment	—	37	—
Restructuring	(1)	4	—
Tax effect of adjustments(a)	2	—	(2)
Adjusted Net Income	$361	$304	$319
Revenue	$2,870	$2,678	$2,520
Net income margin	12.0%	10.3%	12.3%
Adjusted Net Income margin	12.6%	11.4%	12.7%
__________________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the taxable income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Adjusted Diluted Earnings Per Share
The Company defines Adjusted Diluted Earnings Per Share as diluted earnings per share attributable to stockholders of UL Solutions adjusted for other (income) expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable.
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Year Ended December 31,
	2024	2023	2022
Diluted earnings per share	$1.62	$1.30	$1.47
Other (income) expense, net	(0.04)	(0.07)	0.06
Stock-based compensation	0.12	—	—
Goodwill impairment	—	0.19	—
Restructuring	(0.01)	0.02	—
Tax effect of adjustments(a)	0.01	—	(0.01)
Adjusted Diluted Earnings Per Share	$1.70	$1.44	$1.52
__________
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
The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities	$524	$467	$372
Capital expenditures	(237)	(215)	(164)
Free Cash Flow	$287	$252	$208

Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and cash borrowed under a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”). The Company believes the combination of cash and cash equivalents on hand, the generation of cash from operating activities, funds available under the Credit Facility and the Company’s ability to access the capital markets provide sufficient liquidity to meet the Company’s cash requirements for working capital, capital expenditures, service of indebtedness and to address other needs for the next twelve months and the foreseeable future thereafter, as well as to finance acquisitions, make contributions to the Company’s pension and postretirement plans and pay dividends to stockholders as the Company’s board of directors deems appropriate.
The Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those referenced in the section titled “Risk Factors” in Part I Item 1A. In addition, the Company cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, make contributions to the Company’s pension and postretirement plans, pay dividends, or what impact any such transactions could have on the Company’s financial condition, results of operations or cash flows.
As of December 31, 2024, the Company had $298 million in cash and cash equivalents and $745 million of unused availability under the Credit Facility and access to an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities	$524	$467	$372
Net cash used in investing activities	$(234)	$(175)	$(238)
Net cash used in financing activities	$(284)	$(294)	$(1,116)
Cash flows from operating activities
Net cash provided by operating activities was $524 million for the year ended December 31, 2024, an increase of $57 million compared to net cash provided by operating activities of $467 million for the same period in 2023. The increase was primarily driven by higher net income due to business performance and lower payments on the Company’s CSARs during the year ended December 31, 2024 compared to the same period in 2023.
Cash flows from investing activities
Net cash used in investing activities was $234 million for the year ended December 31, 2024, an increase of $59 million compared to net cash used in investing activities of $175 million for the same period in 2023. The increase in cash used in investing activities was primarily driven by a $49 million net decrease in cash received from sales of investments and a $22 million increase in capital expenditures during the current period, partially offset by a $25 million increase in proceeds from divestitures during the current period.
Cash flows from financing activities
Net cash used in financing activities was $284 million for the year ended December 31, 2024, a decrease of $10 million compared to net cash used in financing activities of $294 million for the same period in 2023. The change was primarily driven by the $600 million special cash dividend paid to UL Standards & Engagement in 2023 that did not reoccur in the current year, partially offset by repayments net of proceeds of $165 million, primarily on the revolving credit facility and term loan during the current year compared to proceeds net of repayments of $410 million from the senior notes issuance and the revolving credit facility during the same period in 2023.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures increased $22 million, to $237 million for the year ended December 31, 2024, compared to $215 million for the same period in 2023.
Long-Term Debt
Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”), consisting of term loans in an initial aggregate principal amount of $500 million and revolving loan commitments in an initial aggregate commitment amount of $750 million (including a $25 million sub-facility for letters of credit). The Credit Facility includes an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provides a guaranty of its obligations thereunder. Proceeds from the Credit Facility in January 2022, which included $500 million in term loans and $200 million in draws from the revolving loan commitments, were used to replace the Company’s previous revolving credit facilities and partially fund payment of a $1,600 million special cash dividend that was declared and paid to UL Standards & Engagement in January 2022, as well as for general corporate purposes. The Credit Facility matures in January 2027 and may be prepaid without fees or penalties. The Company made repayments of $56 million in 2024 related to the term loan, repayments of $110 million, net of proceeds, in 2024, related to the revolving credit facility, and received proceeds of $110 million, net of repayments, in 2023 related to the revolving credit facility. The Company had $6 million and $7 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions as of December 31, 2024 and 2023, respectively.
In June 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of the Bloomberg Short-term Bank Yield (“BSBY”) with Term SOFR plus a SOFR adjustment as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor. The foregoing summary of certain provisions of the First Credit Facility Amendment is qualified in its entirety by reference to the amendment filed as Exhibit 10.62 to this Annual Report.
Effective from the date of the First Credit Facility Amendment, borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Term SOFR plus a SOFR adjustment of 0.1% plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). Prior to the First Credit Facility Amendment, borrowings bore interest on the same terms with the exception that the BSBY Index rate plus a margin was used as the base rate in place of Term SOFR. As of December 31, 2024, the margin was 1.125% for benchmark rate loans and 0.125% for base rate loans but may be adjusted based on the Company’s most recently tested consolidated net leverage ratio and may vary from 1.0% to 1.5% for benchmark rate loans and 0% to 0.5% for base rate loans. The unused commitment fee varies from 0.1% to 0.2% based on the Company’s most recently tested consolidated net leverage ratio.
The Credit Facility also includes a financial covenant tested quarterly which requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permits the netting of up to $250 million of unrestricted cash from funded debt. As of December 31, 2024, the Company was in compliance with all covenants under this facility.
The Credit Facility includes customary representations and warranties, covenants and events of default, subject to certain customary exceptions, materiality thresholds and grace periods. The covenants include, among other things, financial reporting, maintenance of line of business, notices of default and other material changes, as well as limitations on investments and acquisitions, mergers and transfers of all or substantially all assets, dividends and distributions, burdensome contracts with affiliates, liens and indebtedness. Future borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC, the Company’s wholly owned subsidiary. The Company used the net proceeds from the offering of the notes, together with borrowings under the Credit Facility and cash on hand, to fund a special cash dividend, which was paid to UL Standards & Engagement in December 2023. See “—Dividends.”
Interest on the notes accrues at 6.500% per annum. The Company pays interest on the notes semi-annually in arrears on April 20 and October 20 of each year, which began on April 20, 2024.
Pursuant to the indenture that governs the notes (the “indenture”), there are certain limitations on the ability of the Company and its restricted subsidiaries to create or incur liens and to enter into sale and leaseback transactions. The indenture also imposes certain limitations on the ability of the Company to merge, consolidate or amalgamate with or into any other person (other than a merger of a wholly owned subsidiary into the Company) or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of the property of the Company in any one transaction or series of related transactions. These limitations are subject to significant exceptions.
If a change of control triggering event occurs, as defined in the indenture, UL Solutions will be required to offer to purchase the notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any. The Company may also redeem some or all of the notes at any time prior to their maturity pursuant to the indenture’s provisions and limitations.
In connection with the offering, the Company also entered into a registration rights agreement for the benefit of the holders of the notes, under which the Company is required to conduct an offer to exchange the notes pursuant to a registration statement filed with the SEC within 730 days after the original issue date of the notes or otherwise pay additional interest on the notes.
Dividends
On February 11, 2025, the Company declared a regular cash dividend of 13 cents per share. The Company paid regular quarterly cash dividends on its common stock of 12.5 cents per share in 2024 and 10 cents per share in 2023. The Company will periodically assess the size of the regular quarterly dividend based on its dividend policy and certain factors described in this Annual Report. The Company cannot give any assurance that it will continue to declare dividends in any particular amounts, or at all, in the future.
For the year ended December 31, 2024, the Company paid dividends to stockholders of $100 million. For the year ended December 31, 2023, the Company paid dividends of $680 million to its then sole stockholder, UL Standards & Engagement, which comprised quarterly dividends of $20 million and a $600 million special cash dividend during December of 2023.
Under the Company’s dividend policy, the determination as to the declaration and payment of dividends, if any, is at the discretion of the Company’s board of directors, subject to capital availability, applicable laws and compliance with contractual restrictions and covenants in the agreements governing the Company’s current and future indebtedness. Any such determination will also depend upon periodic determinations by the Company’s board of directors that cash dividends are in the best interest of the Company’s stockholders, and will be based upon its earnings, cash flow, business outlook and prospects, results of operations, financial condition, liquidity, future cash requirements and availability and other factors that the Company’s board of directors may deem relevant.

The jurisdictions in which the Company’s subsidiaries are incorporated generally have corporate law restrictions on the ability to pay dividends, which the Company is required to observe when effecting intra-group dividends. There are, however, generally no regulatory restrictions on the ability of most of the Company’s subsidiaries to pay dividends or make other distributions; however, UL-CCIC Company Limited (“UL-CCIC”) and the Company’s other Chinese subsidiaries are subject to certain regulatory controls on foreign exchange in China. The State Administration for Foreign Exchange (“SAFE”), under the authority of the People’s Bank of China, is in charge of the conversion of renminbi into other currencies and the remittance thereof abroad and, under Chinese foreign exchange regulations, cash generated from UL-CCIC may not be used to pay dividends without SAFE approval. The Company must also obtain SAFE approval to use cash generated from its China-based operations, including UL-CCIC, to pay debts in a currency other than renminbi owed to entities outside China, or to make capital expenditure payments outside China in a currency other than renminbi. In addition, the payment of dividends by UL-CCIC requires the approval of both of its shareholders.
Contractual Obligations
The Company has purchase obligations related to agreements to purchase goods and services that are enforceable and legally binding, and that specify all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Purchase obligations exclude liabilities that are included on the Company’s Consolidated Balance Sheet and include commitments for outsourced services, facilities, capital expenditures, cloud service arrangements and various other types of noncancelable contracts.
Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 19, “Commitments and Contingencies” for information about the Company’s noncancelable purchase obligations.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 1, “Significant Accounting Policies”.
Critical Accounting Policies and Estimates
The Company prepares its consolidated financial statements in accordance with GAAP. While the majority of the Company’s revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make judgments and estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy. The Company’s estimates are based on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions. To the extent that there are differences between estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows may be affected.
The Company's significant accounting policies are discussed in Item 8, “Notes to the Consolidated Financial Statements”, Note 1, “Significant Accounting Policies”; however, the following discussion pertains to accounting policies the Company believes are most critical to the portrayal of the Company’s financial condition and results of operations and that require significant, difficult, subjective or complex judgments or estimates. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of the Company’s financial statements, financial condition, results of operations and cash flows to those of other companies.
Revenue Recognition
The majority of the Company’s revenue from contracts with customers represents revenue from services recognized over time as performance obligations are satisfied. The appropriate measure of progress is an input method, however, the amount of revenue to be recognized requires the Company to make estimates, in particular in relation to measuring progress towards completion.
For the Company’s Certification Testing and Non-certification Testing and Other Services arrangements recognized over time, until April 1, 2022, the Company measured progress towards completion based on the relationship between time elapsed and expected project duration, which was considered the most indicative of the Company’s performance to date under the terms of the contract. The portion of the project’s revenue to be recognized was determined based on the percentage of time elapsed for the project during the period relative to expected project duration. The start-date was determined by the receipt of a confirmed order, and the end-date was determined by the completion of the order’s deliverables. Beginning April 1, 2022, the Company measures progress towards completion of these contracts based on the relationship between time elapsed of each project phase relative to the expected duration of that phase. Project phase data was not previously available and is considered a more precise measure of the Company’s performance to-date under the terms of the contract. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start-date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. Management applies judgment in determining the expected duration of each phase. The portion of a project’s revenue estimated as earned, but not yet completed, and recognized as revenue, is included in contract assets or as a reduction to contract liabilities.
A 10% increase or decrease to estimated duration of all revenue phases would result in a $3 million decrease or a 3 million increase in revenue, respectively, for the year ended December 31, 2024 based on contracts in-process at the balance sheet date.
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units have been identified as one level below its operating segments. The goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
To evaluate the recoverability of a reporting unit’s goodwill the Company has the option to first perform a qualitative analysis. If the qualitative analysis indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount, the Company performs a quantitative impairment assessment for that reporting unit. The Company did not perform a qualitative analysis for any of its reporting units for the years ended December 31, 2024 or December 31, 2023.
The Company’s quantitative assessment consists of a fair value calculation for each reporting unit that combines an income approach and a market approach, using an equal weighting. The quantitative assessment requires the application of a number of significant assumptions which are further described below, including estimated future cash flows of the reporting unit, discount rates, and market multiples.
The fair value using the income approach is determined based on the present value of estimated future cash flows of the reporting unit, discounted at an appropriate risk‑adjusted rate. The Company uses its internally developed long-range plans to estimate future cash flows and include an estimate of long‑term future growth rates based on its most recent views of the long‑term outlook for each reporting unit. Development of the Company’s long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for that business, business trends, market and economic conditions, as well as other relevant factors. The discount rate is based on the weighted average cost of capital for the reporting unit. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the Company’s long-range plans.
The fair value using the market approach is derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses is based on the markets in which the reporting units operate given consideration to risk profiles, size, geography and diversity of products and services.
During the third quarter of 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. This partial impairment charge was the result of lower than expected demand for Non-certification Testing and Other Services in the mobility industry, which has been impacted by auto industry conditions in 2023, including slowing of the pace of electric vehicle transition, labor uncertainties, and the impact of more moderate growth expectations for the business. At December 31, 2024, the remaining goodwill related to this reporting unit was no longer considered at risk of further impairment.
The impairment assessment for this reporting unit consisted of a fair value calculation that combined an income approach and a market approach, using an equal weighting, and a number of significant assumptions including estimated future revenue growth rates, EBITDA margins, discount rates and market multiples. The fair value using the income approach was determined based on the present value of the estimated future cash flows of the reporting unit, discounted using the weighted average cost of capital. The Company used its internally developed long-range plans to estimate future cash flows for the business, which included estimated future revenue growth rates and EBITDA margins. Development of the long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for the business, business trends, market and economic conditions, as well as other relevant factors. The fair value using the market approach was derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses was based on the markets in which the reporting unit operates given consideration to risk profiles, size, geography and diversity of products and services. These estimates and assumptions were considered Level 3 inputs under the fair value hierarchy. The Company believes the assumptions used in the impairment assessment are reasonable and consistent with assumptions that would be used by other market participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of the reporting unit. Therefore, future impairment charges could be required, which could have an adverse effect on the Company’s financial condition and results of operations.
The Company engaged a third-party valuation specialist to assist in the analysis of the fair value of this reporting unit. All judgments, significant assumptions and estimates, and forecasts were either provided by or reviewed by management. While a third-party valuation specialist was used for assistance, the fair value analysis reflects the conclusions of management and not those of any third party.
The following table illustrates the impact of changes in the significant assumptions used in the income and market approaches on the fair value of the reporting unit, holding all other assumptions constant:

	Change	Decrease to fair value determined by respective approach (in millions)
Income approach
Revenue growth rate in each year of the forecast period	-100bps	$4
EBITDA margin in each year of the forecast period	-100bps	$6
Discount rate	+100bps	$6

Market approach
Market multiples	-10%	$6
The Company did not recognize any impairments of goodwill for the years ended December 31 2024 or 2022.
Pension
The Company provides a range of benefits to its employees and retired employees, as well as employees and retired employees of UL Research Institutes and UL Standards & Engagement, including a pension plan. Most of the Company’s pension plans are closed to new entrants. The Company records amounts relating to these plans based on various actuarial assumptions. Significant assumptions used in estimating the projected benefit obligation of the Company’s plans include the discount rate and the expected return on plan assets. Other assumptions include health care cost trends and demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases. The Company reviews its actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The Company believes the assumptions utilized in recording the obligations under its plans are reasonable based on the Company’s experience and on advice from the Company’s independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the funded status of the plans and the net periodic benefit cost. It is reasonably likely that changes in external factors will result in changes to the assumptions used to measure the Company’s pension plans.
For a description of the Company’s pension plans and the related accounting estimates, refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 12 “Pension and Postretirement Benefit Plans”.
Discount rate
The projected benefit obligation represents the present value of the benefits that employees are entitled to in the future for services already rendered as of the measurement date. The Company measures the present value of these future benefits on a plan-by-plan basis by matching projected benefit payment cash flows for each future period with the yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. The Company uses the full yield curve rather than a single discount rate. Service cost and interest cost are measured separately using the spot rate approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The spot rate approach does not affect the measurement of the total projected benefit obligation as the change in service and interest costs offset in the actuarial gains and losses recorded in other comprehensive income.
Using this methodology, the Company determined discount rates used in the measurement of the benefit obligation and the net periodic benefit costs for its plans were as follows:

	Pension
	U.S.	Non U.S.
Benefit obligation
December 31, 2024	5.7%	0.9 - 4.6%
December 31, 2023	5.0%	1.3 - 4.7%
Net periodic benefit cost
December 31, 2024	5.0%	1.3 - 4.7%
December 31, 2023	5.2%	1.6 - 5.2%
December 31, 2022	3.0%	0.8 - 4.2%
The following table illustrates the impact on 2024 net periodic benefit costs of a 100 basis point change in the discount rate used to measure net periodic benefit costs, holding all other assumptions constant:

	Increase (Decrease) in Net Periodic Benefit Cost
(in millions, pre-tax)	-1.0%	+1.0%
U.S. pension plan	$4	$(3)
Non U.S. pension plans	—	(1)
Expected Annual Rate of Return on Plan Assets
Another significant element in determining the Company’s pension expense is the expected return on plan assets. The expected return on plan assets is based on strategic asset allocation of the plan, long-term capital market return expectations, and expected performance from active investment management.
The Company follows ASC Topic 820, Fair Value Measurement in determining the fair value of plan assets within its pension plans. While the Company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Under this methodology, the expected and actual return on plan assets were as follows:

	U.S.			Non U.S.
	2024	2023	2022	2024	2023	2022
Expected rate of return on plan assets	6.9%	7.8%	6.0%	2.4 - 5.6%	1.6 - 5.6%	1.2 - 4.8%
Actual rate of return on plan assets	10.2%	16.7%	(15.5)%	2.9 - 9.9%	1.0 - 18.1%	(38.2) - 9.8%

The following table illustrates the impact on 2024 net periodic benefit costs of a 100 basis point change in the expected return on plan assets used to measure net periodic benefit costs, holding all other assumptions constant:

	Increase (Decrease) in Net Periodic Benefit Cost
(in millions, pre-tax)	-1.0%	+1.0%
U.S. pension plan	$2	$(2)
Non U.S. pension plans	1	(1)
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to reverse. The Company evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, the Company determines that some portion of the tax benefit will not be realized. When assessing the need for a valuation allowance, the Company considers a number of factors, including three years of cumulative operating income/(loss), expected future taxable income and ongoing prudent and feasible tax planning strategies.
The Company evaluates its exposures associated with various tax filing positions and recognizes a tax benefit only if it is more-likely-than-not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon settlement. The Company adjusts its liability for unrecognized tax benefits in the period they are settled, the statute of limitations expires, or when new information becomes available.
The Company has generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes, if repatriated. The Company regularly reviews its plans for reinvestment or repatriation of unremitted foreign earnings and has recorded deferred tax liabilities on certain foreign subsidiaries’ unremitted earnings that are not considered permanently reinvested. The Company’s assertion on indefinite reinvestment of foreign earnings is based upon assumptions of future liquidity needs of the business and cash flow projections of the affiliates. Should these assumptions change, certain foreign earnings may no longer be considered indefinitely reinvested. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.
The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and particular facts and circumstances. Although the Company believes that the judgments and estimates made by management are reasonable, actual results, including forecasted business performance could differ, and the Company may be exposed to losses or gains that could be material. To the extent the Company prevails in matters for which a liability has been established or are required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates, such as interest and foreign currency exchange rates and equity prices. The Company’s market risk exposure is primarily a result of exposure to potential changes in interest rates or inflation and the resulting impact on investment income and interest expense. The Company does not hold financial instruments for trading purposes.
Interest Rate Risk
The Company’s operating results are subject to risk from interest rate fluctuations on its Credit Facility, which carries variable interest rates. Because the Company’s borrowings bear interest at a variable rate, the Company is exposed to market risks relating to changes in interest rates. The Company is also exposed to interest rate risk associated with its cash and cash equivalents balances. The Company does not currently use derivative financial instruments in its investment portfolio.
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028, which contributed to the increase of the Company’s interest expense in 2023 and 2024. The notes carry a fixed interest rate (coupon rate) and as such, are not exposed to interest rates fluctuations risk until their expected maturity in 2028.
In June 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of BSBY with Term SOFR plus a SOFR adjustment of 0.10% as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor.
During 2024, the variable interest rates applicable to both benchmark rate loans and base rate loans under the Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The increased interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rate for the Company’s term loan as of December 31, 2024 was 5.58%, which was a floating rate based on the Term SOFR plus a SOFR adjustment plus a margin. A hypothetical 100 basis point change in interest rates affecting the Credit Facility would result in a change to the annual interest expense of approximately $4 million, based on outstanding borrowings at December 31, 2024. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the euro, Japanese yen, New Taiwan dollar, Chinese renminbi, Korean won, British pound sterling, Mexican peso and Singapore dollar. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the year ended December 31, 2024, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
The Company’s results of operations are exposed to foreign currency exchange risk related to intercompany loan and operating balances between subsidiaries that are denominated in currencies other than the U.S. dollar, primarily the euro and Korean won. A transaction made in a currency that differs from the local entity’s functional currency is first remeasured at the entity’s functional currency. Subsequent foreign currency exchange rate changes result in foreign currency gains (losses) that are recognized in net income. If the transaction is already denominated in the entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by GAAP for such intercompany loan and operating balances will give rise to foreign exchange gains (losses), which could materially impact the Company’s results of operations.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UL Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UL Solutions Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Contracts with Performance Obligations Satisfied Over-Time Using an Input Method
As described in Notes 1 and 3 to the consolidated financial statements, revenues from contracts with performance obligations satisfied over time using an input method make up a majority of the Company’s certification testing revenues of $784 million and non-certification testing and other services revenues of $860 million. Management measures progress towards completion of these contracts based on the relationship between time elapsed of each project phase relative to the expected duration of that phase. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start-date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. Management applies judgment in determining the expected duration of each phase. The portion of a project’s revenue estimated as earned, but not yet completed, and recognized as revenue, is included in contract assets or as a reduction of contract liabilities.

The principal consideration for our determination that performing procedures relating to revenue recognition for contracts with performance obligations satisfied over-time using an input method is a critical audit matter is a high degree of effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to the revenue recognition process for contracts with performance obligations satisfied over time using an input method. These procedures also included, among others (i) evaluating and testing management’s process for determining the expected duration of each project phase for a sample of contracts by considering the historical data from similar projects; (ii) evaluating the appropriateness of the input method; and (iii) testing the completeness and accuracy of underlying data used in the input method for a sample of contracts.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 20, 2025

We have served as the Company’s auditor since 2008.

UL Solutions Inc.
Consolidated Statements of Operations
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenue	$2,870	$2,678	$2,520
Cost of revenue	1,477	1,398	1,313
Selling, general and administrative expenses	931	875	795
Goodwill impairment	—	37	—
Operating income	462	368	412
Interest expense	(55)	(35)	(17)
Other income (expense), net	8	13	(12)
Income before income taxes	415	346	383
Income tax expense	70	70	74
Net income	345	276	309
Less: net income attributable to non-controlling interests	19	16	16
Net income attributable to stockholders of UL Solutions	$326	$260	$293

Earnings per common share:
Basic	$1.63	$1.30	$1.47
Diluted	$1.62	$1.30	$1.47

Weighted average common shares outstanding:
Basic	200	200	200
Diluted	201	200	200
The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Statements of Comprehensive Income
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$345	$276	$309
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefit plans, net of tax of $5, $5, and $31	18	15	91
Foreign currency translation (loss) gain	(40)	5	(42)
Total other comprehensive (loss) income	(22)	20	49
Comprehensive income	323	296	358
Less: comprehensive income attributable to non-controlling interests	18	16	15
Comprehensive income attributable to stockholders of UL Solutions	$305	$280	$343

The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Balance Sheets
Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$298	$315
Accounts receivable, net of allowance of $9 and $9	380	362
Contract assets, net of allowance of $1 and $1	182	179
Other current assets	61	97
Total current assets	921	953
Property, plant and equipment, net of accumulated depreciation of $772 and $737	631	555
Goodwill	633	623
Intangible assets, net of accumulated amortization of $239 and $232	58	72
Operating lease right-of-use assets	186	151
Deferred income taxes	108	110
Capitalized software, net of accumulated amortization of $427 and $382	127	139
Other assets	136	133
Total Assets	$2,800	$2,736
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$50	$—
Accounts payable	182	169
Accrued compensation and benefits	254	281
Operating lease liabilities - current	38	39
Contract liabilities	162	162
Other current liabilities	54	58
Total current liabilities	740	709
Long-term debt	692	904
Pension and postretirement benefit plans	196	232
Operating lease liabilities	155	120
Other liabilities	86	93
Total Liabilities	1,869	2,058
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A common stock, $0.001 per share, 62 million and 200 million shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class B common stock, $0.001 per share, 138 million and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	821	776
Retained earnings	250	24
Accumulated other comprehensive loss	(167)	(146)
Total stockholders’ equity before non-controlling interests	904	654
Non-controlling interests	27	24
Total Stockholders’ Equity	931	678
Total Liabilities and Stockholders’ Equity	$2,800	$2,736
The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2021	$—	$1,009	$1,518	$(216)	$21	$2,332
Net income	—	—	293	—	16	309
Other comprehensive income (loss), net of tax	—	—	—	50	(1)	49
Dividend to stockholder of UL Solutions ($8.00 per share)	—	—	(1,600)	—	—	(1,600)
Dividend to non-controlling interest	—	—	—	—	(13)	(13)
Balance at December 31, 2022	$—	$1,009	$211	$(166)	$23	$1,077
Net income	—	—	260	—	16	276
Other comprehensive income, net of tax	—	—	—	20	—	20
Dividends to stockholder of UL Solutions ($3.40 per share)	—	(233)	(447)	—	—	(680)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	326	—	19	345
Other comprehensive loss, net of tax	—	—	—	(21)	(1)	(22)
Stock-based compensation	—	45	—	—	—	45
Dividends to stockholders of UL Solutions ($0.50 per share)	—	—	(100)	—	—	(100)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities
Net income	$345	$276	$309
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	172	154	135
Goodwill impairment	—	37	—
Gains on divestitures	(24)	(2)	—
Stock-based compensation	23	—	—
Losses on foreign exchange transactions	11	4	18
Losses (gains) on investments, net	6	(6)	(18)
Deferred income taxes	(6)	11	10
Pension settlement losses	—	—	18
Other, net	14	11	8
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(31)	6	(15)
Contract and other assets	3	(33)	(12)
Accounts payable	13	1	(18)
Accrued expenses	7	(28)	(85)
Pension and postretirement benefit plans	(9)	4	19
Contract and other liabilities	—	32	3
Net cash flows provided by operating activities	524	467	372
Investing activities
Capital expenditures	(237)	(215)	(164)
Acquisitions, net of cash acquired	(26)	(18)	(66)
Proceeds from divestitures	29	4	—
Sales of investments	—	144	155
Purchases of investments	—	(95)	(162)
Other investing activities, net	—	5	(1)
Net cash flows used in investing activities	(234)	(175)	(238)
Financing activities
Proceeds from long-term debt	181	440	700
Repayments of long-term debt	(346)	(30)	(200)
Dividends to stockholders of UL Solutions	(100)	(680)	(1,600)
Dividends to non-controlling interest	(15)	(14)	(13)
Other financing activities, net	(4)	(10)	(3)
Net cash flows used in financing activities	(284)	(294)	(1,116)
Effect of exchange rate changes on cash and cash equivalents	(23)	(5)	(24)
Net decrease in cash and cash equivalents	(17)	(7)	(1,006)
Cash and cash equivalents
Beginning of period	315	322	1,328
End of period	$298	$315	$322

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$57	$32	$17
Cash paid during the period for income taxes	66	57	68
Cash paid during the period for stock-based compensation	19	61	48

Noncash investing and financing activities
Capital expenditures funded by liabilities	$43	$46	$29
Conversion of stock-based compensation awards to equity (Note 18)	26	—	—

The accompanying notes are an integral part of the Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements

UL Solutions Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Description of Business
UL Solutions Inc. (together with its consolidated subsidiaries, “UL Solutions” and the “Company”) is a global safety science leader that provides independent third-party testing, inspection and certification services and related software and advisory offerings. Underwriters Laboratories Inc. (“UL Research Institutes”) is the sole member of ULSE Inc. (“UL Standards & Engagement”), which controls the majority of the voting power of the Company’s common stock.
The Company serves its customers, manages the business and reports its financial results through three segments: Industrial, Consumer, and Software and Advisory (“S&A”). The Company generates revenue in these segments and the following service categories: Certification Testing; Ongoing Certification Services; Non-certification Testing and Other Services; and Software.
Public Offerings
On April 16, 2024, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock (the “IPO”) by UL Standards & Engagement at a price to the public of $28.00 per share. On September 9, 2024, the Company completed a follow-on public offering of an aggregate of 23,000,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $49.00 per share. The Company did not receive any proceeds from these offerings. Refer to Note 16 for further information.
Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities for which the Company has determined it is the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company accounts for investments in businesses using the equity method when it has significant influence but not control (generally between 20% and 50% ownership) and is not the primary beneficiary. The significant accounting policies, as summarized below, conform to accounting principles generally accepted in the United States of America (“US GAAP”). The Company has reclassified certain amounts in prior period financial statements to conform to the current period’s presentation.
Effective April 1, 2022, the Company changed the inputs used to estimate the revenue recognition pattern of Certification Testing and Non-certification Testing and Other Services arrangements recognized over time. Previously measurement was based on the relationship between time elapsed and expected project duration, which was considered the most indicative of the Company’s performance to date under the terms of the contract. Beginning April 1, 2022, the Company measures progress towards completion of these contracts based on the relationship between time elapsed of each project phase relative to the expected duration of that phase. Project phase data was not previously available and is considered a more precise measure of the Company’s performance to-date under the terms of the contract. Refer to the revenue recognition section of Note 1 for additional information.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are inherently uncertain and actual results could differ materially from estimated amounts. Estimates are used for, but are not limited to, contractual revenue recognized, future cash flows associated with impairment testing for goodwill, certain assumptions related to pension and postretirement benefits and income taxes. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents
Cash and cash equivalents include investments purchased with original maturities of three months or less.
Accounts Receivable and Contract Assets
Accounts receivable consists of trade receivables billed and currently due from customers as well as amounts currently due from other external parties. Contract assets represent revenues for projects that have been recognized for accounting purposes, but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision. Account balances are written off against the allowance when it is determined the accounts receivables will not be recovered.

Allowance for Credit Losses	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
(in millions)
Year ended December 31, 2024	$10	9	(9)	$10
Year ended December 31, 2023	$13	4	(7)	$10
Year ended December 31, 2022	$14	6	(7)	$13
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable and contract assets. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company believes the likelihood of incurring material losses due to concentration of credit risk is minimal. The Company actively limits its exposure to credit risk by maintaining cash deposits with major financial institutions as counterparties and by maintaining accounts receivable with a large number of customers in diverse industries and geographies in addition to establishing reasonable credit approvals and limits.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Major replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Gains and losses resulting from sales and retirements are included within operating income.
Depreciation is computed using the straight–line method over the estimated useful life of the asset as follows:

Land improvements	15 years
Building and building improvements	15 - 50 years
Leasehold improvements	Shorter of expected useful life or lease term
Machinery, equipment and office furniture	3 - 15 years
Goodwill
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the purchase consideration transferred to the identifiable assets and liabilities based on the estimated fair values as of the acquisition date. Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units have been identified as one level below its operating segments. The goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
To evaluate the recoverability of a reporting unit’s goodwill the Company has the option to first perform a qualitative analysis. If the qualitative analysis indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount, the Company performs a quantitative impairment assessment for that reporting unit. The Company did not perform a qualitative analysis for any of its reporting units for the years ended December 31, 2024 or 2023.
The Company’s quantitative assessment consists of a fair value calculation for each reporting unit that combines an income approach and a market approach, using an equal weighting. The quantitative assessment requires the application of a number of significant assumptions which are further described below, including estimated future cash flows of the reporting unit, discount rates, and market multiples.
The fair value using the income approach is determined based on the present value of estimated future cash flows of the reporting unit, discounted at an appropriate risk‑adjusted rate. The Company uses its internally developed long-range plans to estimate future cash flows and include an estimate of long‑term future growth rates based on its most recent views of the long‑term outlook for each reporting unit. Development of the Company’s long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for that business, business trends, market and economic conditions, as well as other relevant factors. The discount rate is based on the weighted average cost of capital for the reporting unit. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the Company’s long-range plans.
The fair value using the market approach is derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses is based on the markets in which the reporting units operate given consideration to risk profiles, size, geography and diversity of products and services.
During the three months ended September 30, 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. See Note 10 for further details. The Company did not recognize any impairments of goodwill for the years ended December 31, 2024 or 2022.
Intangible and Other Long-lived Assets
The Company amortizes finite-lived intangible assets using the straight-line method over their estimated economic useful lives, which range from three to twenty years. The Company reviews long-lived assets, including property, plant and equipment, capitalized software and intangible assets with finite lives for impairment whenever an event occurs or conditions change that indicate the carrying amount of the asset group may not be recoverable. When such events occur, the Company performs a recoverability test by comparing the projected undiscounted cash flows of the asset group to the carrying amount. If this comparison indicates that there is a potential impairment, the asset group’s fair value is determined based on the present value of its estimated future cash flows, discounted at an appropriate risk-adjusted rate. An impairment charge is recorded for the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not recognize any material impairments of intangible or other long-lived assets for the years ended December 31, 2024, 2023 or 2022.
Leases
The Company determines if an arrangement is a lease at inception and reassesses that conclusion if the contract is modified. The Company evaluates whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration in order to determine if the contract is or contains a lease. The right to control the use of an identified asset includes the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset.
The Company’s classes of leased assets include real estate, vehicles, and equipment. When it is reasonably certain that an option to extend or terminate a lease will be exercised, the Company has included the option in the recognition of right-of-use (“ROU”) assets and lease liabilities. The Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less. The Company accounts for lease and non-lease components as a single component for all asset classes.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement and measured based on the present value of lease payments over the lease term. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. Operating lease cost is recognized on a straight-line basis over the lease term. The Company does not have material finance leases.
The Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is based on its estimated rate of interest for a collateralized borrowing over a similar term as the lease payments. The same process is followed for any new leases at their commencement dates or modification to existing leases that require remeasurement.
Capitalized Software
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, where no substantive plan either exists or is being developed to externally market the software, are capitalized in accordance with ASC Topic 350-40, Internal-use Software (“ASC 350-40”). Certain costs incurred after the completion of the preliminary project stage and after management, with the relevant authority, has authorized and committed funds to the software project, and it is probable that the project will be completed and the software will be used to perform the function intended, are capitalized. For development costs capitalized under the requirements of ASC 350-40, amortization begins when each software module is ready for its intended use. Costs are amortized on a straight-line basis over the estimated useful life of the software (generally three to seven years). Costs related to preliminary project activities and post implementation activities are expensed as incurred. Additions to capitalized software are reported within capital expenditures in the Consolidated Statements of Cash Flows.
The Company capitalizes certain implementation costs related to cloud computing service arrangements that are incurred during the application development stage. Subsequently, the costs are amortized on a straight-line basis over the non-cancelable term of the hosting agreement plus any reasonably certain renewal period. Capitalized implementation costs are included as a component of other assets on the Consolidated Balance Sheets and amortization is included as an operating expense in the Consolidated Statements of Operations. Additions to capitalized cloud implementation costs are reported within operating activities in the Consolidated Statements of Cash Flows.
Costs related to software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established in accordance with ASC Topic 985-20, Costs of Software to be Sold, Leased, or Marketed. Certain costs incurred subsequent to establishing technological feasibility are capitalized up until the software is available for general release, and are amortized on a straight-line basis over the estimated useful life of the software (generally three to seven years).
Amortization expense of capitalized software costs totaled $59 million, $51 million and $43 million for the years ended December 31, 2024, 2023 and 2022.
Accounts Payable and Contract Liabilities
Accounts payable consists of trade payables currently due to vendors as well as amounts currently due to other external parties. Contract liabilities include payments received in advance of performance under the contract and are subsequently reduced when the associated revenue is recognized for the respective contract. Amounts initially recorded as contract liabilities are recognized as revenue in accordance with the Company’s revenue recognition policy.
Fair Value
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. For fair value of the Company’s debt see Note 6.
ASC Topic 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:
•Level 1 observable inputs such as quoted prices in active markets;
•Level 2 inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3 unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.
ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company does not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain pension assets discussed in Note 12. The Company did not have any transfers between fair value levels during the years ended December 31, 2024 and 2023.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), when its customer obtains control of promised goods or services, or as the Company renders services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. For each arrangement the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligation(s) in the contract, (3) determine the transaction price, (4) if applicable, allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation.
The Company’s standard payment terms are due upon receipt of the invoice, except for certain customers, which may be required to make advance payments. Certain customers may be offered extended payment terms on a case-by-case basis generally not longer than 90 days.
The Company’s contracts with customers may include promises to transfer multiple goods and services to a customer. When a contract includes multiple goods and services, judgment is required to determine whether each good or service is considered distinct and accounted for separately, or not distinct and accounted for together with the other goods or services in the contract. Certain contracts contain goods or services that are highly integrated or highly interdependent and are accounted for as a single performance obligation. Other contracts have goods or services that are distinct and accounted for separately. Those goods and services that are determined to be separate performance obligations are treated as separate units of account and each separate performance obligations has its own stand-alone selling price, which is the price at which an entity would sell a promised good or service separately to a similar customer in similar circumstances. The stand-alone selling price is determined using an established list price for the specific service and geographical region, or through a needs-based assessment. If a needs-based assessment approach is used, the stand-alone selling price is estimated by multiplying the expected labor hours by a labor rate. The labor rate is determined by considering the cost of labor, other miscellaneous costs (e.g., overhead) and applying a margin. The labor rate may be adjusted for geographic differences and other items as determined necessary, and is reviewed on a periodic basis for appropriateness.
The transaction price for contracts may include both fixed and variable consideration, which includes customer volume rebates, discounts, and the consideration received if contingent upon the quantity of tasks completed or occurrence or nonoccurrence of a future event. The Company estimates variable consideration using both the most likely amount and expected value methods to determine the total consideration to which the Company expects to be entitled. The method used to estimate variable consideration varies by contract. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. As most variable consideration is estimable with a high degree of confidence, generally no such constraint is necessary. The Company typically has contracts in which the period between payment and transfer of the goods is less than one year. As such, the Company has elected the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between payment and transfer of the goods will be one year or less. For those instances in which the period is greater than one year, UL Solutions determined that a significant financing component is not present in the transaction as the business purpose of these arrangements is not to provide financing to UL Solutions.
The majority of the Company’s revenue from contracts with customers represents revenue from services recognized over time as performance obligations are satisfied. The appropriate measure of progress is an input method, however, the amount of revenue to be recognized requires the Company to make estimates, in particular in relation to measuring progress towards completion.

For the Company’s Certification Testing and Non-certification Testing and Other Services arrangements recognized over time, until April 1, 2022, the Company measured progress towards completion based on the relationship between time elapsed and expected project duration, which was considered the most indicative of the Company’s performance to date under the terms of the contract. The portion of the project’s revenue to be recognized was determined based on the percentage of time elapsed for the project during the period relative to expected project duration. The start-date was determined by the receipt of a confirmed order, and the end-date was determined by the completion of the order’s deliverables. Beginning April 1, 2022, the Company measures progress towards completion of these contracts based on the relationship between time elapsed of each project phase relative to the expected duration of that phase. Project phase data was not previously available and is considered a more precise measure of the Company’s performance to-date under the terms of the contract. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start-date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. Management applies judgment in determining the expected duration of each phase. The Company applied the change in estimate prospectively to contracts in-process at the date of the change, as well as new contracts with a start-date subsequent to the change. The portion of a project’s revenue estimated as earned, but not yet completed, and recognized as revenue, is included in contract assets or as a reduction to contract liabilities.
The net decrease to the Company’s results of operations and earnings per share was as follows:

(in millions, except per share data	December 31, 2022
Revenue	$23
Operating income	$23
Net income	$21
Earnings per share	$0.11
The net decrease to revenue and operating income of the Company’s Industrial segment for the year ended December 31, 2022 was $14 million. The net decrease to revenue and operating income of the Company’s Consumer segment for the year ended December 31, 2022 was $9 million.
The resulting impact to the Company’s results of operations and earnings per share during the years ended December 31, 2024 and 2023 were not material.
The Company’s cost to obtain a contract is generally commission paid to sales personnel for the sale of services. Management determined that the amortization period of the commission costs would be one year or less and therefore has elected the practical expedient to expense these costs as incurred. As a result, the costs to obtain a contract are expensed as incurred.
The Company typically does not incur costs to fulfill contracts which would meet the capitalization criteria and therefore these costs are typically expensed as incurred.
When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to shipment), these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Refer to Note 3 for additional information.
Cost of Revenue
Cost of revenue includes employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes services and materials expenses including facility related costs for laboratories and other buildings where testing and inspection services are performed, customer-related travel costs, expenses related to third party contractors or third party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue. Cost of revenue also includes depreciation on equipment used in testing and amortization of capitalized software.
Selling, General and Administrative Expenses

Selling, general and administrative expenses include employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for sales and indirect administrative functions such as executive, finance, legal, human resources and information technology, not included within cost of revenue. In addition, selling, general and administrative expenses include services and materials expenses including third party consultancy costs, facility costs, internal research and development costs as well as legal and accounting fees, travel, marketing, bad debt and non‑chargeable materials and supplies. Selling, general and administrative expenses also include depreciation and amortization.
Foreign Currency
The functional currency of certain of the Company’s foreign affiliates is the local currency. Assets and liabilities of international subsidiaries have been translated into U.S. dollars at the balance sheet date, and income and expense items have been translated using monthly average exchange rates for the period. The resulting currency translation adjustments have been recorded as a separate component of other comprehensive income (loss). The Company revalues assets and liabilities entered in foreign currency at the balance sheet date and the resulting unrealized gain (loss) is recorded as other income (expense), net in the Consolidated Statements of Operations.
Beginning in the second quarter of 2023, realized gains (losses) on foreign currency transactions, which were previously recorded within selling, general and administrative expenses, are recorded within other income (expense), net in the Consolidated Statement of Operations. Losses on foreign currency transactions recorded within selling, general and administrative expenses were immaterial in 2023 and were $7 million in 2022.
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
Other Income (Expense), net
Other income (expense), net consists primarily of non-operating gains and losses, including gains and losses related to foreign exchange transactions and the revaluation performed on designated balance sheet accounts, interest income, gains and losses on equity investments, non-operating pension and postretirement benefit expenses and gains on divestitures.
Interest Expense
Interest expense consists primarily of interest expense on the Company's debt obligations.
Income Taxes
The Company recognizes income taxes based on amounts refundable or payable for the current year and records deferred tax assets or liabilities for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to reverse. Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. The Company has classified all deferred tax assets and liabilities, along with any related valuation allowances, as net non-current on the Consolidated Balance Sheets. Deferred tax expense or benefit is the result of changes in the deferred tax asset or liability.

The Company records valuation allowances to reduce deferred tax assets to reflect the amount that is more-likely-than-not to be realized. When assessing the need for valuation allowances, the Company considers all available evidence, including three years of cumulative operating income/(loss), expected future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizable value of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
For uncertain tax positions related to exposures associated with various tax filing positions, the Company recognizes a tax benefit only if it is more‑likely‑than‑not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that is more‑likely‑than‑not to be realized upon settlement. The Company adjusts its liability for unrecognized tax benefits in the period they are settled, the statute of limitations expires, or when new information becomes available. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
The Company has generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes, if repatriated. The Company regularly reviews its plans for reinvestment or repatriation of unremitted foreign earnings and has recorded deferred tax liabilities on certain foreign subsidiaries’ unremitted earnings that are not considered permanently reinvested. The Company’s assertion on indefinite reinvestment of foreign earnings is based upon assumptions of future liquidity needs of the business and cash flow projections of affiliates.
The accounting policy of the Company is to record U.S. tax on Global Intangible Low-Taxed Income in the provision for income taxes in the year it is incurred.
Recently Issued Accounting Standards – Adopted
Effective for the year ended December 31, 2024, and retrospectively for the years ended December 31, 2023 and 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The ASU did not impact the Company’s financial condition, results of operations or cash flows. Refer to Note 21 for further information.
Recently Issued Accounting Standards – Not Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The ASU will result in additional income tax disclosures within the Company’s financial statements but is not expected to impact the Company’s financial condition, results of operations or cash flows.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on either a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

2. Earnings Per Share
Basic and diluted earnings per share were calculated for the years ended December 31 as follows:

(in millions, except per share data)	2024	2023	2022
Net income attributable to stockholders of UL Solutions	$326	$260	$293
Basic weighted average common shares outstanding	200	200	200
Effect of dilutive securities	1	—	—
Diluted weighted average common shares outstanding	201	200	200

Basic earnings per share attributable to stockholders of UL Solutions	$1.63	$1.30	$1.47
Diluted earnings per share attributable to stockholders of UL Solutions	$1.62	$1.30	$1.47
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues for the years ended December 31:

(in millions)	2024	2023	2022
Certification Testing	$784	$718	$657
Ongoing Certification Services	953	874	828
Non-certification Testing and Other Services	860	812	769
Software	273	274	266
Total	$2,870	$2,678	$2,520

Description of Major Service Categories
Certification Testing
The Company evaluates products, components and systems according to global or regional regulatory requirements and other design and performance specifications. Select certification testing services include testing to global or regional standards, engineering evaluation and project review and functional safety testing of embedded software. Certification testing services generally align with the new product development cycle and help customers mitigate risk, demonstrate compliance with regulatory requirements and deliver confidence to businesses and consumers, resulting in demand for ongoing certification services. As a result of the certification process, the Company may authorize its customers to use the Company’s certification marks, including the Company’s registered UL-in-a-circle certification mark (the “UL Mark”), on their products, packaging and marketing collateral as part of their manufacturing, distribution and marketing processes to demonstrate to the marketplace that their product has met the applicable requirements. Certification testing services often lead to Ongoing Certification Services to support the continued safety, compliance and performance objectives of the customer.
Contracts are generally structured as fixed payments as the total amount to be charged to the customer does not vary. Revenue from Certification Testing is generally recognized over-time. In these cases, the services create an asset with no alternative use as each of the services are specific to the products and specifications provided by the customer, and the Company has an enforceable right to payment. Through April 1, 2022, revenue was generally recognized using an input method based on the relationship between time elapsed and expected project duration. After April 1, 2022, revenue is generally recognized based on the relationship between time elapsed of each project phase relative to the expected duration of that phase, which is considered the most indicative of the Company’s performance to-date under the terms of the contract.
In some instances, revenue from Certification Testing does not meet the over-time criteria and is recognized at a point in time when control is transferred to the customer. Control is transferred to the customer upon the delivery of the test report to the customer. These instances occur when the agreement or the nature of the services causes a lack of right to payment until control transfer.

Ongoing Certification Services
To maintain the right to use the Company’s certification marks, including the UL Mark, and meet certain regulatory requirements, the Company’s customers must meet certain certification program requirements, including mandatory inspection and monitoring by the Company. These requirements, addressed through standard certification and inspection services, are designed to validate the continued compliance of the Company’s customers’ previously certified products, components and systems. Services are delivered through periodic inspections, initial and follow-up audits, sample testing and UL Solutions label usage. The frequency and combination of these services can vary based on product, component or system type, production volume and historical risk-based customer compliance. These ongoing certification services are designed and executed to help the Company’s customers confirm ongoing compliance and to help protect the integrity of the UL Mark. Select services include factory inspection and testing to confirm products that are being produced match the configuration of products that were tested and certified.
Contracts are generally structured as fixed payments as the total amount to be charged to the customer does not vary. In some cases, the customer is charged a usage price based on its total production volume. Revenue from compliance program contracts is recognized over-time on a straight-line basis because the customer receives and consumes the benefit of continued certification as the Company performs services through the periodic verification of the customers’ compliance.
As part of Ongoing Certification Services, customers may order physical labels (recorded in other current assets) that bear the UL Mark to affix to their products to demonstrate to end-customers that the products comply with the certification requirements of the Company. The labels are a separate performance obligation, distinct from the compliance program. Revenue from physical labels is recognized upon shipment, the point in time in which the customer obtains control of the labels.
Non-certification Testing, and Other Services
The Company offers testing services to address performance and other requirements that may not be required by any regulation and may not result in a certification, but are still desired by the Company’s customers to help ensure the safety, performance and reliability of their products. Select services include on-site and remote inspections, audits and field engineering specialty services, testing for energy efficiency, wireless and electromagnetic compatibility, quality, chemical and reliability for customers in medical devices, information technologies, appliances, HVAC and lighting. For retail and consumer customers, the Company offers testing such as color-matching, sensory, emissions and flame resistance. Lastly, the Company offers advisory and technical services to support the Company’s customers in managing their safety, compliance, regulatory risk and sustainability programs.
Contracts are generally structured as fixed payments as the total amount to be charged to the customer does not vary. For services where the customer does not simultaneously receive and consume the benefit of the performance obligation, revenue is recognized upon the delivery of the final deliverables to the customer. For services that create an asset with no alternative use as each of the services are specific to the products and specifications provided by the customer, and the Company has an enforceable right to payment, through April 1, 2022, revenue was generally recognized using an input method based on the relationship between time elapsed and expected project duration. After April 1, 2022, revenue is generally recognized based on the relationship between time elapsed of each project phase relative to the expected duration of that phase, which is considered the most indicative of the Company’s performance to date under the terms of the contract. Advisory revenue is generally recognized over time.
In some instances, revenue from non-certification testing does not meet the over-time criteria and is recognized at a point in time when control is transferred to the customer. Control is transferred to the customer upon the delivery of the test report to the customer. These instances occur when the agreement or the nature of the services causes a lack of right to payment until control transfer.
Software
The Company provides SaaS and license-based software solutions, including implementation and training services related to software, to enable the Company's customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. The Company’s SaaS and licensed software solutions provide data-driven product stewardship, chemicals management, supply chain insights, ESG data and reporting, EHS training, management and compliance, and additional regulatory driven software solutions.

Contracts are structured as fixed payments as the total amount to be charged to the customer does not vary. The Company generally recognizes revenue from SaaS contracts, which are provided on a subscription basis, ratably over the contract period beginning on the date the service is first made available to the customer. The Company generally recognizes revenue from on-premise software at a point in time when it is made available to the customer. The revenue from implementation services, post-contract customer support services, and other customer support services is recognized over the service period as the customer benefits from the services as they are performed.
Contract Balances
Gross contract liabilities for services totaled $123 million and $121 million as of December 31, 2024 and 2023, respectively, which are reduced by previously recognized revenue of $31 million and $31 million as of December 31, 2024 and 2023, respectively. In addition, contract liabilities include amounts collected for annual fees as well as fees collected on software license arrangements that are earned over the term of the arrangement. Contract liabilities for these services totaled $70 million and $72 million as of December 31, 2024 and 2023, respectively.
The revenue recognized during the year ended December 31, 2024, that was included in contract liabilities at December 31, 2023, amounted to $119 million. The revenue recognized during the year ended December 31, 2023, that was included in contract liabilities at December 31, 2022, amounted to $110 million.
Remaining Performance Obligations
At December 31, 2024, the Company estimates that $211 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 61% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.
4. Acquisitions and Divestitures
Acquisitions
In July 2024, the Company acquired 100% of the outstanding stock of TesTneT Engineering GmbH (together with its subsidiaries, “TesTneT”) for approximately $19 million in cash consideration (subject to customary post-closing adjustments). TesTneT is a Germany-based company that provides testing services for various hydrogen storage systems, refueling stations and their components. Goodwill of $14 million, subject to finalization of the purchase price allocation, represents anticipated future revenue growth and margin expansion opportunities from new customers and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
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
In October 2022, the Company acquired 100% of the outstanding stock of Kugler Maag CIE GmbH (together with its operating subsidiaries, “Kugler Maag”) for $32 million in cash consideration (as adjusted for customary post-closing adjustments). Kugler Maag is a Germany-based provider of process excellence, assessment and training solutions that supports the automotive industry. Goodwill of $14 million primarily relates to expected synergies with the Company’s existing business, as well as the value of the assembled workforce, and has been included within the Company’s Consumer segment. Goodwill related to this acquisition is not deductible for income tax purposes. Intangible assets primarily consist of customer relationships of $14 million, which will be amortized over their estimated useful life of 10 years. In the second quarter of 2023, the Company recorded measurement period adjustments to the purchase price allocation which resulted in an increase to intangible assets of $9 million and other immaterial changes.
The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the Kugler Maag acquisition.

(in millions)
Cash	$6
Accounts receivable and other current assets	7
Intangible assets	17
Goodwill	14
Total assets	44
Accounts payable and other current liabilities	(7)
Deferred income taxes	(5)
Total fair value of net assets acquired	$32
In September 2022, the Company acquired 100% of the outstanding stock of Cimteq Holdings Limited (together with its operating subsidiary, “Cimteq”), a United Kingdom-based provider of design support and manufacturing software for the wire and cable industries. The purchase price, consisting of $15 million in cash consideration (as adjusted for customary post-closing adjustments) is primarily related to goodwill of $12 million. Goodwill primarily relates to expected synergies with the Company’s existing business and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
In June 2022, the Company acquired 100% of the outstanding stock of KAM Specialty Equipment Services Company (doing business as “Data Test Labs”), a US-based company focusing on electrical, environmental and mechanical testing for automakers and their suppliers. The purchase price, consisting of approximately $16 million in cash consideration (as adjusted for customary post-closing adjustments) is primarily related to goodwill of $9 million. Goodwill primarily relates to expected synergies with the Company’s existing business and has been included within the Company’s Consumer segment. Goodwill related to this acquisition is deductible for income tax purposes.
In February 2022, the Company acquired 100% of the outstanding stock of KBW Corporation (“KBW”), a Republic of Korea-based company specializing in electromagnetic, wireless and safety testing for the medical device and consumer technology industries. The purchase price, consisting of approximately $18 million in cash consideration (as adjusted for customary post-closing adjustments) is primarily related to property, plant and equipment of $14 million.
Aggregate acquisition-related costs associated with business combinations are not material for the years ended December 31, 2024, 2023 and 2022, and are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations as incurred.
Divestiture
In May 2024, the Company completed the sale of its payments testing business in the Industrial segment to an affiliate of Gallant Capital Partners, a California-based private equity firm, for a base price of $29 million in cash (as adjusted for customary post-closing adjustments) with the potential for additional cash consideration if certain earn-out provisions are met. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other income (expense), net in the Company’s Consolidated Statements of Operations.

Held for Sale
In May 2024, the Company signed a non-binding letter of intent with a prospective buyer to purchase one of its facilities and, as a result, the related assets of the facility were classified as held for sale in the second quarter of 2024. The facility is a testing laboratory, used in the Company’s Industrial and Consumer segments. In October 2024, the Company received a notice of termination from the prospective buyer. Despite no changes to the Company’s intention to sell the facility, the held for sale criteria were deemed no longer met as of December 31, 2024. Consequently, the carrying amount of $11 million of the land, building, and related improvements were reclassified from other assets held for sale to property, plant, and equipment on the Consolidated Balance Sheet.
5. Other Income (Expense), net
The components of other income (expense), net for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Foreign exchange losses	$(11)	$(2)	$(11)
Interest income	4	12	1
Unrealized gains on equity investments	—	7	22
Non-operating pension and postretirement benefit expense	(7)	(8)	(13)
U.S. pension plan settlement losses	—	—	(18)
Gains on divestitures, net of adjustments(a)(b)	24	2	—
Other(a)	(2)	2	7
Total	$8	$13	$(12)
__________
(a)The Company has reclassified the amounts presented for the year ended December 31, 2023 and 2022 to conform to the current period’s presentation.
(b)See Note 4.
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	As of December 31, 2024		As of December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$444	$444	$500	$500
Revolving credit facility	—	—	110	110
Senior notes	300	311	300	315
Other	3	3	—	—
Total	$747	$758	$910	$925
The fair value of the Company’s term loans and revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Other Current Assets
The components of other current assets as of December 31, were as follows:

(in millions)	2024	2023
Income tax receivable	$24	$49
Prepaid expenses	33	35
Other	4	13
Total	$61	$97

8. Investments in Equity Securities
Equity Investments in Non-consolidated Affiliates
The Company holds investments in equity securities of various companies which are accounted for using the equity method when the Company has the ability to exercise significant influence, but not control, over the investee. The carrying amount of these investments was $22 million in both years December 31, 2024 and 2023, and includes approximately 28% of the registered share capital of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. The carrying amount of the Company’s investment in DQS was $21 million in both of the years ended December 31, 2024 and 2023.
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $36 million and $42 million at December 31, 2024 and 2023, respectively. During the year ended December 31, 2022, the Company remeasured certain investments to fair value as a result of observable price changes in orderly transactions of the same issuer, resulting in unrealized gains of $11 million which were recorded within other income (expense), net. In addition, during the year ended December 31, 2022, the Company remeasured certain investments to fair value as a result of observable price changes in orderly transactions of the same issuer that occurred in 2021, resulting in unrealized gains of $11 million, which were recorded within other income (expense), net. The impact of this correction was not material to the year ended December 31, 2022 or any prior period. Fair value was determined primarily based on observable pricing information from issuances of identical or similar equity instruments, which is a Level 2 input in the fair value hierarchy.
Variable Interest Investment
The Company, via its wholly owned subsidiary UL LLC, owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China (“P.R.C”). The remaining 30% equity interest is owned by China Certification & Inspection (Group) Co., Ltd. (“CCIC”), a Chinese state-owned enterprise. UL-CCIC offers product safety testing services enabling its customers to access North American and other international markets, electromagnetic compatibility and commercial inspection and testing services. UL-CCIC provides local voluntary certification schemes to help their customers differentiate their products within the China market. UL-CCIC also offers China Compulsory Certification (“CCC”) testing services under some product categories, which is approved by the Certification and Accreditation Administration P.R.C. and market access agency services to manufacturers outside of the P.R.C. to help them obtain the CCC mark.
UL-CCIC is governed by an agreement first entered into on June 26, 2002, and has been amended from time to time. UL-CCIC was established with an initial duration of 10 years, starting from the date that it obtained its business license. This duration has been subsequently extended twice and currently expires in January 2033 pursuant to the amended and restated agreement the Company entered into with CCIC on October 28, 2022. The amendment and restatement of this agreement did not have a material financial statement impact to the Company.
The board of directors of UL-CCIC consists of up to seven directors, with four appointed by UL Solutions and three by CCIC. The chair of the UL-CCIC board of directors is appointed by UL Solutions and the vice chair by CCIC. UL-CCIC has a general manager, who is in charge of the day-to-day management of UL-CCIC and reports to the UL-CCIC board of directors. UL Solutions has the exclusive right to nominate the general manager and CCIC has the exclusive right to nominate the deputy general manager.
The Company determined that it is the primary beneficiary of UL-CCIC because UL Solutions has the power to direct many of the activities that most significantly impact the performance of the entity through its right to appoint a majority of the directors on UL-CCIC’s board of directors, as well as the exclusive right to nominate the general manager. Pursuant to the governing documents of UL-CCIC, certain decisions and actions of its board of directors require either unanimous approval or the approval of two-thirds of the directors, while certain other matters require either unanimous approval or the approval of a supermajority of the voting rights of the shareholders; however, the Company believes that such decisions and actions are not the most significant to the performance of UL-CCIC. As such, the Company consolidates UL-CCIC as a variable interest entity (“VIE”). The profits and losses of UL-CCIC are shared by the parties in proportion to their respective contributions to its registered capital. Such equity interest represents the Company’s variable interest in UL-CCIC and provides for participation in both the risk of loss and future economic gains. Neither UL Solutions nor CCIC, as the shareholders of UL-CCIC, are required to provided additional financing support to UL-CCIC.
UL-CCIC is a separate legal entity and its assets are legally owned by UL-CCIC and are not available to the Company’s creditors. UL-CCIC assets of $193 million and $178 million and liabilities of $87 million and $82 million, inclusive of intercompany eliminations, were included in the Company’s Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.
9. Property, Plant and Equipment
The components of property, plant and equipment, net as of December 31 were as follows:

(in millions)	2024	2023
Land and land improvements	$41	$42
Building and building improvements	451	364
Leasehold improvements	182	172
Machinery, equipment and office furniture	729	714
Property, plant and equipment, gross	1,403	1,292
Total accumulated depreciation	(772)	(737)
Property, plant and equipment, net	$631	$555
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $100 million, $88 million and $75 million, respectively.
10. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

(in millions)	Industrial	Consumer	Software and Advisory	Total
Balance at December 31, 2022(a)	$311	$270	$66	$647
Acquisitions	11	—	2	13
Measurement period adjustments	—	(4)	—	(4)
Divestitures	—	(1)	—	(1)
Effect of changes in foreign exchange rates	1	2	2	5
Impairment	—	(37)	—	(37)
Balance at December 31, 2023(a)	323	230	70	623
Acquisitions	21	—	—	21
Effect of changes in foreign exchange rates	(4)	(5)	(2)	(11)
Balance at December 31, 2024(a)	$340	$225	$68	$633
__________
(a)Net of accumulated impairment losses of $137 million as of December 31, 2024, $166 million as of December 31, 2023 and $129 million as of December 31, 2022.
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. During the three months ended September 30, 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. This partial impairment charge was the result of lower than expected demand for Non-certification Testing and Other Services in the mobility industry, which has been impacted by auto industry conditions in 2023, including slowing of the pace of electric vehicle transition, labor uncertainties, and the impact of more moderate growth expectations for the business. At December 31, 2024, the remaining goodwill related to this reporting unit was no longer considered at risk of further impairment.
The impairment assessment for this reporting unit consisted of a fair value calculation that combined an income approach and a market approach, using an equal weighting, and a number of significant assumptions including estimated future revenue growth rates, EBITDA margins, discount rate, and market multiples. The fair value using the income approach was determined based on the present value of the estimated future cash flows of the reporting unit, discounted using the weighted average cost of capital. The Company used its internally developed long-range plans to estimate future cash flows for the business, which included estimated future revenue growth rates and EBITDA margins. Development of the Company’s long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for the business, business trends, market and economic conditions, as well as other relevant factors. The fair value using the market approach was derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses was based on the markets in which the reporting unit operates given consideration to risk profiles, size, geography and diversity of products and services. These estimates and assumptions were considered Level 3 inputs under the fair value hierarchy. The Company believes the assumptions used in the impairment assessment are reasonable and consistent with assumptions that would be used by other market participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of the reporting unit. Therefore, future impairment charges could be required, which could have an adverse effect on the Company’s financial condition and results of operations.
11. Intangible Assets
The following table summarizes intangible assets as of December 31:

		2024			2023
(in millions)	Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 - 20 years	$261	$(211)	$50	$261	$(204)	$57
Intellectual property and patents	3 - 15 years	15	(11)	4	18	(11)	7
Trademarks	5 - 13 years	21	(17)	4	25	(17)	8
Total		$297	$(239)	$58	$304	$(232)	$72
Intangible Asset Amortization Expense
Intangible asset amortization expense, reported within selling, general and administrative expenses within the Consolidated Statements of Operations, was $13 million, $15 million and $16 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, estimated future amortization expense for intangible assets is as follows:

(in millions)
2025	$11
2026	10
2027	8
2028	8
2029	7
12. Pension and Postretirement Benefit Plans
Pension
The Company has various non-contributory defined benefit pension plans covering certain employees and retired employees of the Company, UL Research Institutes and UL Standards & Engagement. The benefits are based on years of service and participant compensation. With the exception of Taiwan, Japan and Switzerland, these plans have been closed to new entrants. No future employees will be eligible to participate in these plans. The pension amounts reported here represent the balances related to all participants in the plans, including those of the U.S. employees and former employees of UL Research Institutes and UL Standards & Engagement. The Company uses the spot rate approach for calculating service cost and interest cost.

The Company recognized settlement losses of $18 million in 2022 in other income (expense), net related to its U.S. pension plan. The settlement losses resulted from lump sum payments that exceeded annual service and interest costs of the plan. The Company’s funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company did not recognize settlement losses in 2024 or 2023 related to its U.S. pension plan.
The following table provides a reconciliation of changes in the defined benefit pension obligations and fair value of plan assets for the years ended December 31, and a statement of funded status as of December 31:

	U.S.		Non U.S.
(in millions)	2024	2023	2024	2023
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$336	$341	$132	$124
Service cost	2	2	5	4
Interest cost	16	17	3	4
Benefits paid	(16)	(27)	(5)	(3)
Actuarial (gain) loss	(9)	3	8	1
Exchange rate (gain) loss	—	—	(9)	2
Projected benefit obligation at end of year	329	336	134	132
Change in fair value of plan assets
Fair value of plan assets at beginning of year	208	195	56	48
Actual return on plan assets	21	33	4	6
Employer contributions	19	7	2	3
Benefits paid	(16)	(27)	(5)	(3)
Exchange rate (loss) gain	—	—	(4)	2
Fair value of plan assets at end of year	232	208	53	56
Underfunded status of plans	$(97)	$(128)	$(81)	$(76)
Amounts recognized in Consolidated Balance Sheets
Non-current assets	$—	$—	$7	$7
Current liabilities	—	—	(1)	(1)
Non-current liabilities	(97)	(128)	(87)	(82)
Net liability at end of year	$(97)	$(128)	$(81)	$(76)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	(53)	(74)	(7)	—
Net amount recognized	$(53)	$(74)	$(7)	$—

Total benefits cost and amounts recognized in other comprehensive income for the years ended December 31 are as follows:

	U.S.			Non U.S.
(in millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Service cost	$2	$2	$3	$5	$4	$6
Interest cost	16	17	16	3	4	2
Expected return on plan assets	(13)	(14)	(14)	(2)	(2)	(2)
Amortization of net actuarial loss	3	3	9	—	—	2
Settlement losses	—	—	18	—	—	—
Net periodic benefit cost	$8	$8	$32	$6	$6	$8
Amounts recorded in other comprehensive income
Balance at beginning of the year	$74	$92	$167	$—	$3	$41
Net actuarial (gain) loss	(18)	(15)	(48)	6	(3)	(36)
Amortization of net actuarial loss	(3)	(3)	(27)	—	—	(2)
Exchange rate loss	—	—	—	1	—	—
Balance at end of the year	$53	$74	$92	$7	$—	$3
The service cost component of net periodic benefit cost is recorded in the same line items as other compensation arising from services rendered, in cost of revenue, and in selling, general and administrative expense. The other components of net periodic benefit cost are recorded in other income (expense), net.
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(in millions)	U.S.	Non U.S.	Total
2025	$51	$5	$56
2026	31	5	36
2027	30	6	36
2028	29	6	35
2029	29	6	35
Years 2030 through 2034	125	40	165
The Company anticipates making approximately $20 million of required contributions to its U.S. pension plan and approximately $3 million to its non U.S. pension plans in 2025.
The weighted average assumptions used in the measurement of the benefit obligations at December 31 are as follows:

	U.S.		Non U.S.
	2024	2023	2024	2023
Discount rate	5.7%	5.0%	0.9 - 4.6%	1.3 - 4.7%
Rate of compensation increase	4.0% for 2024 and 2025 3.0% for 2026+	4.0% for 2024 3.0% for 2025+	1.6 - 4.0%	2.3 - 4.0%

The weighted average assumptions used in the measurement of the net periodic benefit costs for the years ended December 31 are as follows:

	U.S.			Non U.S.
	2024	2023	2022	2024	2023	2022
Discount rate	5.0%	5.2%	3.0%	1.3 - 4.7%	1.6- 5.2%	0.8 - 4.2%
Expected return on plan assets	6.9%	7.8%	6.0%	2.4 - 5.6%	1.6 - 5.6%	1.2- 4.8%
Rate of compensation increase	4.0% for 2024 3.0% for 2025+	4.25% for 2023 3.0% for 2024+	3.0%	0.0- 4.0%	2.3 - 4.0%	2.3- 4.0%
The expected rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and expected future long-term asset returns.
The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The Company uses the full Aon AA Above Median Yield Curve rather than a single discount rate.
The accumulated benefit obligation for all U.S. defined benefit pension plans was $313 million and $316 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for all Non U.S. defined benefit pension plans was $110 million and $113 million at December 31, 2024 and 2023, respectively. The table below outlines the projected benefit obligations and the accumulated benefit obligations in excess of plan assets at December 31:

	U.S.		Non U.S.
(In millions)	2024	2023	2024	2023
Projected benefit obligation	$329	$336	$100	$94
Accumulated benefit obligation	313	316	77	76
Fair value of plan assets	232	208	11	11
Pension Assets
The assets in the investment portfolio for defined benefit pension plans are diversified in a manner that is intended to achieve the return objective and reduce the volatility of returns on the assets. The Company’s investment objective is to ensure that funds are available to meet the plans’ benefit obligations when they become due. The overall investment strategy is to prudently invest plan assets into diversified equity and debt securities, as well as alternative investments, to achieve long-term return expectations. The plan relies on a total return strategy in which investment returns consist of both capital appreciation (both realized and unrealized), as well as current yield (interest and dividends) over a long-term period.

The following tables present the Company’s fair value hierarchy (as defined in Note 1) for those pension assets measured at fair value at December 31:

	2024
(In millions)	Level 1	Level 2	Level 3	Total Asset Balance
U.S.
Cash and cash equivalents	$1	$—	$—	$1
Fixed income investments	—	44	—	44
Fixed income mutual funds	26	—	—	26
Corporate equities	6	—	—	6
Commingled equities	—	48	—	48
Equity mutual funds	58	—	—	58
Real estate mutual funds	10	—	—	10
Private real estate	—	—	5	5
Total U.S. assets in the fair value hierarchy	101	92	5	198
Hedge funds(a)				34
Total U.S. investments at fair value				$232
Non U.S.
Commingled funds	—	30	—	30
Other	—	—	23	23
Total non U.S. assets	—	30	23	53
Total pension assets				$285
__________
(a)In accordance with ASC 820, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets. The terms and conditions of the Company's hedge fund investments vary, however, the majority of the Company’s hedge fund investments may be redeemed quarterly with redemption notice periods between 45-90 days. The Company does not intend to sell or otherwise dispose of these investments at prices different than the net asset value per share.

	2023
(In millions)	Level 1	Level 2	Level 3	Total Asset Balance
U.S.
Cash and cash equivalents	$2	$—	$—	$2
Fixed income investments	—	28	—	28
Fixed income mutual funds	21	—	—	21
Corporate equities	—	22	—	22
Commingled equities	—	43	—	43
Equity mutual funds	43	—	—	43
Real estate mutual funds	10	—	—	10
Private real estate	—	—	6	6
Total U.S. assets in the fair value hierarchy	76	93	6	175
Hedge funds(a)				33
Total U.S. investments at fair value				$208
Non U.S.
Cash and cash equivalents	1	—	—	1
Commingled funds	—	32	—	32
Other	—	—	23	23
Total non U.S. assets	1	32	23	56
Total pension assets				$264
__________
(a)Described in previous table.
The following table summarizes the changes in fair value of the Company’s Level 3 pension assets:

(In millions)
Balance at year ended December 31, 2022	$27
Purchases, sales and settlements, net	1
Unrealized gain	1
Balance at year ended December 31, 2023	$29
Purchases, sales and settlements, net	(2)
Unrealized gain	1
Balance at year ended December 31, 2024	$28
Valuation Methods
The Company follows ASC Topic 820, Fair Value Measurement, in determining the fair value of plan assets within the Company’s defined benefit pension plans.
Quoted market prices in active markets for all Level 1 investments were available at December 31, 2024 and 2023.
Fixed-income investments, corporate equities, and master limited partnerships have been categorized as Level 2 as these investments do not have publicly quoted prices in active markets. Commingled funds have been categorized as Level 2 and are maintained by investment companies that hold investments in accordance with a stated set of fund objectives. The values of the commingled funds are not publicly quoted and must trade through a broker. These funds are invested in equity and fixed-income mutual funds. The fund administrator values the fund using the net asset value per fund share, derived from the quoted prices in active markets of the underlying securities.
Level 3 investments include several guaranteed investment contracts, government mandated pooled investments, and a private real estate fund. These investments do not have actively traded quotes as of December 31, 2024 and 2023, and require the use of unobservable inputs, such as indicative quotes from dealers, estimates provided by the fund managers and third-party property appraisals, to value these securities.

For the U.S. plan, the 2024 target investment allocation was 48% for equity strategies, 30% for fixed-income and cash strategies and 22% for alternative strategies. The 2023 target investment allocation was 52% for equity strategies, 25% for fixed-income and cash strategies and 23% for alternative strategies. Actual investment allocations may vary from target investment allocations due to prevailing market conditions. The Company regularly reviews actual investment allocations and periodically rebalances investments to achieve target allocations.
Actual pension plan asset allocations are as follows:

	U.S.		Non U.S.
	2024	2023	2024	2023
Equity securities	48%	52%	9%	37%
Fixed-income securities	30%	24%	49%	20%
Alternatives	21%	23%	—%	—%
Other	—%	—%	42%	41%
Cash	1%	1%	—%	2%
	100%	100%	100%	100%
Postretirement Benefit Plans
The Company has contributory postretirement medical benefits plans for certain employees and retired employees of the Company, and in 2023 also included certain employees and retired employees of UL Research Institutes and UL Standards & Engagement. The U.S. plan has been closed to new entrants since January 1, 2016. The postretirement amounts reported here represent the balances related to all participants in the plans, including those of the U.S. employees and former employees of UL Research Institutes and UL Standards & Engagement, as applicable. For its U.S. plan, the Company adopted the spot rate approach for calculating service cost and interest cost.

The following table sets forth the projected benefit obligation of postretirement benefits at December 31:

	U.S.		Canada
(in millions)	2024	2023	2024	2023
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$17	$16	$6	$5
Interest cost	1	1	—	—
Plan amendment(a)	(8)	—	—	—
Plan participant contributions	1	1	—	—
Benefits paid	(3)	(1)	—	—
Actuarial gain	(1)	—	—	—
Exchange rate (gain) loss	—	—	(1)	1
Projected postretirement benefit obligation at end of year	$7	$17	$5	$6
Change in fair value of plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	2	—	—	—
Plan participant contributions	1	1	—	—
Benefits paid	(3)	(1)	—	—
Fair value of plan assets at end of year	—	—	—	—
Underfunded status of plans	$(7)	$(17)	$(5)	$(6)
Amounts recognized in Consolidated Balance Sheets
Current liabilities	$(1)	$(1)	$—	$—
Non-current liabilities	(6)	(16)	(5)	(6)
Total liability at end of year	$(7)	$(17)	$(5)	$(6)
Amounts recognized in accumulated other comprehensive loss
Prior service credit	$8	$—	$—	$—
Net actuarial gain	12	12	—	—
Net amount recognized	$20	$12	$—	$—
__________
(a)During the fourth quarter of 2024, the Company adopted a negative plan amendment to reduce benefits to certain retired employees of its U.S. postretirement medical plan. The amendment resulted in a reduction of the postretirement benefit plan liability of $8 million and a corresponding increase in prior service credits recorded in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet. The prior service credits will be recognized as a component of net periodic benefit costs within other income (expense), net over the average expected remaining service period of the plan participants.
Total benefits cost and amounts recognized in other comprehensive income for the years ended December 31 are as follows:

	U.S.			Canada
(in millions)	2024	2023	2022	2024	2023	2022
Component of net periodic benefit cost
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	1	1	1	—	—	—
Amortization of net actuarial gain	(1)	(1)	(1)	—	—	—
Net periodic cost	$—	$—	$1	$—	$—	$—
Amounts recorded in other comprehensive income
Balance at beginning of the year	$(12)	$(13)	$(8)	$—	$(1)	$3
Net actuarial gain	(1)	—	(6)	—	—	(2)
Prior service credit	(8)	—	—	—	—	—
Amortization of net actuarial gain	1	1	1	—	—	—
Exchange rate loss (gain)	—	—	—	—	1	(2)
Balance at end of the year	$(20)	$(12)	$(13)	$—	$—	$(1)

The service cost component of net periodic benefit cost is recorded in the same line items as other compensation arising from services rendered, in cost of revenue, and in selling, general and administrative expense. The other components of net periodic benefit cost are recorded in other income (expense), net.
The projected future benefit payments, which reflect expected future services are as follows:

(In millions)	U.S.	Canada	Total
2025	$1	$—	$1
2026	1	—	1
2027	—	1	1
2028	—	1	1
2029	1	—	1
Years 2030 through 2034	3	1	4
The Company’s expected contributions to its U.S. and Canada postretirement benefit plans in 2025 are immaterial.
The following assumptions were used to determine the benefit obligations under the plans at December 31:

	U.S.		Canada
	2024	2023	2024	2023
Discount rate	5.6%	5.1%	4.7%	4.7%
Health care cost trend rate (Pre-65 for U.S.)	9.0%	7.9%	5.2%	—%
Ultimate trend rate reached in 2035 for U.S. / 2040 for Canada	4.5%	4.5%	4.1%	4.1%
The following assumptions were used to determine the net periodic benefit costs under the plans for the years ended December 31:

	U.S.			Canada
	2024	2023	2022	2024	2023	2022
Discount rate	5.1%	5.2%	3.1%	4.7%	4.7%	5.2%
Health care cost trend rate	7.9%	6.7%	6.3%	4.9%	4.9%	4.6%
Savings Plans
The Company sponsors various defined contribution savings plans in the U.S., as well as certain international locations, that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employee’s eligible pay and/or will match a percentage of the employee contributions up to certain limits. For the years ended December 31, 2024, 2023 and 2022, the Company’s contributions were $46 million, $46 million and $45 million, respectively.
13. Income Taxes
Components of income (loss) before income taxes:

(in millions)	2024	2023	2022
Domestic	$(20)	$(1)	$24
Foreign	435	347	359
Total income before income taxes	$415	$346	$383

Components of the provision (benefit) for income taxes:

(in millions)	2024	2023	2022
Current tax provision
U.S. Federal	$(3)	$1	$10
U.S. State	5	1	(1)
Foreign	73	54	55
Deferred tax provision
U.S. Federal	(6)	9	7
U.S. State	6	3	(4)
Foreign	(5)	2	7
Total income tax provision	$70	$70	$74
Reconciliation of the U.S. federal statutory rate to UL Solutions effective tax rate:

	2024	2023	2022
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%
Effect of:
Foreign income taxed at different rates(a)	(4.2%)	(5.0%)	(2.3%)
U.S. tax on foreign activities	0.6%	2.0%	1.3%
State and local income taxes, net of federal benefit	2.0%	0.9%	(1.3%)
Goodwill impairment	—%	1.8%	—%
U.S. nondeductible compensation	1.9%	—%	—%
Release of uncertain tax positions for lapse of statutes(a)	(4.7%)	(0.1%)	—%
Other reconciling items, net	0.3%	(0.4%)	0.6%
Effective tax rate	16.9%	20.2%	19.3%
__________
(a)The Company has reclassified the amounts presented for the year ended December 31, 2023 to conform to the current period’s presentation.

Of the 1.9% U.S. nondeductible compensation in 2024, 1.0% is for the reduction to previously established deferred tax assets due to the Company becoming subject to Section 162(m) of the U.S. Internal Revenue Code, which limits U.S. public company compensation expenses of certain executive officers that were previously deductible as a private company. The remainder is related to current year compensation expense limitations.
Other reconciling items consist of non-deductible expenses such as meals and entertainment, transaction costs related to merger and acquisition activities, movement in valuation allowances, and general business credits such as research and development tax credits.
The Company has not recognized deferred tax liabilities in the U.S. with respect to its outside basis differences in most foreign affiliates. As of December 31, 2024 and 2023, approximately $318 million and $289 million, respectively, of the Company’s accumulated undistributed earnings from these foreign subsidiaries are intended to be indefinitely reinvested. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these earnings. The Company is not indefinitely reinvested with regard to select other foreign affiliates and has recorded a deferred tax liability of $6 million and $5 million in its financial statements as of December 31, 2024 and 2023, respectively, for foreign withholding taxes on the unrepatriated earnings of those entities, where applicable.

Components of the deferred income tax assets and liabilities:

(in millions)	2024	2023
Deferred tax assets
Accrued pension and postretirement liabilities	$38	$47
Accrued employee benefits	41	42
Other accrued expenses	7	9
Net operating loss carryforward	44	46
Advance payments	39	25
Operating lease liabilities	46	38
Capitalized research and development	18	10
Foreign tax credit	12	8
Other	12	5
Subtotal (before valuation allowances)	257	230
Valuation allowances	(53)	(56)
Total deferred tax assets	204	174
Deferred tax liabilities
Basis difference for intangible assets	(38)	(32)
Basis difference for fixed assets	(20)	(6)
Operating lease right-of-use assets	(45)	(36)
Tax on unrepatriated earnings	(6)	(5)
Other	(10)	(9)
Total deferred tax liabilities	(119)	(88)
Net deferred income tax assets	$85	$86
As of December 31, 2024, the Company has approximately $44 million of deferred tax assets related to net operating loss (“NOL”) carryforwards primarily attributable to foreign affiliates. If not used, $8 million of deferred tax assets will be written off to reflect the reduction of the NOL carryforwards that will expire between 2025 and 2044, while the remaining carryforward is indefinite. The use of certain NOL carryforwards is limited due to rules regarding acquired tax attributes, loss sharing between group members, and business continuity. The valuation allowances represent a reduction to deferred tax assets, including certain NOLs, for which the realization is unlikely.
Movements in valuation allowance:

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
(in millions)
Year Ended December 31, 2024	$56	$7	$(10)	$53
Year Ended December 31, 2023	$47	$14	$(5)	$56
Year Ended December 31, 2022	$42	$10	$(5)	$47

Uncertain Tax Positions
Movements in reserve for uncertain tax positions:

(in millions)	2024	2023	2022
Balance at January 1,	$30	$26	$25
Increases related to prior period tax positions	2	3	5
Decreases related to prior period tax positions	(5)	—	(3)
Increases related to current period tax positions	—	2	1
Lapse of statute of limitation	(19)	(1)	—
Settlement with taxing authorities	(1)	—	(2)
Balance at December 31,	$7	$30	$26
The total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $6 million, $30 million and $26 million as of December 31, 2024, 2023 and 2022, respectively. The Company had accrued for interest and penalties of $3 million, $12 million and $10 million, as of December 31, 2024, 2023 and 2022, respectively, which are included within other liabilities in the Company’s Consolidated Balance Sheets.
The Company is under audit in multiple state and foreign tax jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. This could be due to completion of the aforementioned foreign and state income tax audits, the expiration of statutes of limitations and/or new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. The timing of the resolution of income tax examinations is uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause fluctuations in the balance sheet classification of our tax assets and liabilities. The Company believes that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax periods will expire, or both. Although the timing of resolution, settlement and closing of audits is not certain, the Company does not expect the balance of unrecognized tax benefits to change by a material amount in the next 12 months.
In the United States, the Company has open years ranging from 2016 to 2024 and significant foreign jurisdictions still open for audit between 2009 and 2024. The Company believes sufficient provision has been made for potential adjustments for all years that are not closed by the statute in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on the Company’s financial position, liquidity, or results of operations.
14. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	As of December 31, 2024	As of December 31, 2023
Term loans	USD	January 2027	$444	$500
Revolving credit facility	USD	January 2027	—	110
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	3	—
Total debt			747	910
Less: unamortized debt issuance costs			(5)	(6)
Total debt, net of unamortized debt issuance costs			742	904
Less: current portion of long-term debt			(50)	—
Long-term debt			$692	$904
The interest rate on the term loan was 5.58% as of December 31, 2024 and 6.46% as of December 31, 2023. The interest rate on the revolving credit facility was 6.45% as of December 31, 2023. Borrowings under the senior notes bear a fixed interest rate of 6.500% per annum.

Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, the “Credit Facility”), consisting of term loans in an initial aggregate principal amount of $500 million and revolving loan commitments in an initial aggregate commitment amount of $750 million (including a $25 million sub-facility for letters of credit). The Credit Facility includes an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provides a guaranty of its obligations thereunder. Proceeds from the Credit Facility in January 2022, which included $500 million in term loans and $200 million in draws from the revolving loan commitments, were used to replace the Company’s previous revolving credit facilities and partially fund payment of a $1,600 million special cash dividend that was declared and paid to UL Standards & Engagement in January 2022, as well as for general corporate purposes. The Credit Facility matures in January 2027 and may be prepaid without fees or penalties. The Company made repayments of $56 million in 2024 related to the term loan, repayments of $110 million, net of proceeds, in 2024 related to the revolving credit facility, and received proceeds of $110 million, net of repayments, in 2023 related to the revolving credit facility. The Company had $6 million and $7 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions as of December 31, 2024 and 2023, respectively.
In June 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of the Bloomberg Short-term Bank Yield (“BSBY”) with Term SOFR plus a SOFR adjustment as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor. The foregoing summary of certain provisions of the First Credit Facility Amendment is qualified in its entirety by reference to the amendment filed as Exhibit 10.62 to this Annual Report.
Effective from the date of the First Credit Facility Amendment, borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Term SOFR plus a SOFR adjustment of 0.1% plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). Prior to the First Credit Facility Amendment, borrowings bore interest on the same terms with the exception that the BSBY Index rate plus a margin was used as the base rate in place of Term SOFR. As of December 31, 2024, the margin was 1.125% for benchmark rate loans and 0.125% for base rate loans but may be adjusted based on the Company’s most recently tested consolidated net leverage ratio and may vary from 1.0% to 1.5% for benchmark rate loans and 0% to 0.5% for base rate loans. The unused commitment fee varies from 0.1% to 0.2% based on the Company’s most recently tested consolidated net leverage ratio.
The Credit Facility also includes a financial covenant tested quarterly which requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permits the netting of up to $250 million of unrestricted cash from funded debt. As of December 31, 2024, the Company was in compliance with all covenants under this facility.
The Credit Facility includes customary representations and warranties, covenants and events of default, subject to certain customary exceptions, materiality thresholds and grace periods. The covenants include, among other things, financial reporting, maintenance of line of business, notices of default and other material changes, as well as limitations on investments and acquisitions, mergers and transfers of all or substantially all assets, dividends and distributions, burdensome contracts with affiliates, liens and indebtedness. Future borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes were sold to qualified institutional buyers in the United States in reliance on Rule 144A under the

Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC, the Company’s wholly owned subsidiary. The Company used the net proceeds from the offering of the notes, together with borrowings under the Credit Facility and cash on hand, to fund a $600 million special cash dividend, which was paid to UL Standards & Engagement in December 2023.
UL Solutions pays interest on the notes semi-annually in arrears on April 20 and October 20 of each year, which began on April 20, 2024.
Pursuant to the indenture that governs the notes (the “indenture”), there are certain limitations on the ability of the Company and its restricted subsidiaries to create or incur liens and to enter into sale and leaseback transactions. The indenture also imposes certain limitations on the ability of the Company to merge, consolidate or amalgamate with or into any other person (other than a merger of a wholly owned subsidiary into the Company) or sell, transfer, assign, lease, convey or otherwise dispose of all or substantially all of the property of the Company in any one transaction or series of related transactions. These limitations are subject to significant exceptions.
If a change of control triggering event occurs, as defined in the indenture, UL Solutions will be required to offer to purchase the notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any. The Company may also redeem some or all of the notes at any time prior to their maturity pursuant to the indenture’s provisions and limitations.
In connection with the notes offering, the Company also entered into a registration rights agreement for the benefit of the holders of the notes, under which the Company is required to conduct an offer to exchange the notes pursuant to a registration statement filed with the SEC within 730 days after the original issue date of the notes or otherwise pay additional interest on the notes.
As of December 31, 2024, the remaining aggregate scheduled principal repayments of the Company’s debt are as follows:

(in millions)
2025	$50
2026	50
2027	344
2028	300
2029	1
Thereafter	2
Total	$747
15. Leases
The Company has operating leases for real estate, vehicles and equipment. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - current, and operating lease liabilities in the Consolidated Balance Sheets. Amounts recognized for finance leases as of and for the years ended December 31, 2024 and 2023 were immaterial.
Lease costs incurred by lease type, and/or type of payment for the annual periods ending December 31 were as follows:

(in millions)	2024	2023	2022
Short-term lease cost	$2	$1	$2
Operating lease cost	50	55	53
Variable lease cost	26	22	21
Total lease cost	$78	$78	$76
Other supplemental quantitative disclosures for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50	$54	$52
Right-of-use assets obtained in exchange for operating lease liabilities	82	42	62
Weighted-average remaining lease term (in years) - operating leases	6.88	6.28	6.57
Weighted-average discount rate - operating leases	4.11%	3.39%	2.83%
Estimated undiscounted future lease payments under non-cancellable operating leases as of December 31, 2024, are as follows:

(in millions)	Operating Lease Liabilities
2025	$45
2026	42
2027	30
2028	24
2029	18
Thereafter	65
Total undiscounted future cash flows	224
Less: imputed interest	31
Present value of future cash flows	$193
16. Common Stock
As of December 31, 2024, the Company was authorized to issue 1,000,000,000 shares of Class A common stock, par value $0.001 per share, 500,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2023 the Company was authorized to issue 200,000,000 shares of Class A common stock, par value $0.001 per share and 200,000,000 shares of Class B common stock, par value $0.001 per share. Class A and Class B common stock each convey the same rights and privileges to their respective holders, except that Class A common stock entitles its holders to 1 vote per share in respect of matters on which shareholders are entitled to vote and Class B common stock entitles its holders to 10 votes per share.
UL Standards & Engagement is the sole holder of UL Solutions’ outstanding Class B common stock, resulting in beneficial ownership of 69.0% and voting power of 95.7% of the Company’s outstanding common stock as of December 31, 2024. As a result, UL Standards & Engagement has the ability to control the outcome of matters submitted to the Company’s stockholders for approval, including the election of directors and the approval of any change of control transaction. The Company meets the definition of a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange.

The following table shows the number of shares of common stock outstanding and changes in each class of share:

	Class A	Class B	Total
Balance at December 31, 2022	200,000,000	—	200,000,000
Balance at December 31, 2023	200,000,000	—	200,000,000
Reclassification(a)	(200,000,000)	200,000,000	—
Initial public offering(b)	38,870,000	(38,870,000)	—
Follow-on public offering(c)	23,000,000	(23,000,000)	—
Shares issued under long-term incentive plans	174,493	—	174,493
Balance at December 31, 2024	62,044,493	138,130,000	200,174,493
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
At December 31, 2024, 2023 and 2022, no shares of preferred stock were issued or outstanding.
17. Accumulated Other Comprehensive Loss (“AOCL”)
The following table summarizes the changes in accumulated other comprehensive loss.

(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2021, net of tax	$(13)	$(203)	$(216)
Amounts before reclassifications	(41)	104	63
Amounts reclassified out	—	18	18
Total other comprehensive (loss) income, before tax	(41)	122	81
Tax effect	—	(31)	(31)
Total other comprehensive (loss) income, net of tax	(41)	91	50
Balance at December 31, 2022, net of tax	$(54)	$(112)	$(166)
Amounts before reclassifications	5	18	23
Amounts reclassified out	—	2	2
Total other comprehensive income, before tax	5	20	25
Tax effect	—	(5)	(5)
Total other comprehensive income, net of tax	5	15	20
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	(39)	21	(18)
Amounts reclassified out	—	2	2
Total other comprehensive (loss) income, before tax	(39)	23	(16)
Tax effect	—	(5)	(5)
Total other comprehensive (loss) income, net of tax	(39)	18	(21)
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)

Components of AOCL
The components of AOCL for the years ended December 31 are as follows:

	2024	2023	2022	Affected Line Item in the Consolidated Statements of Operations
(in millions)	Amounts reclassified from AOCL
Pension and postretirement losses	$2	$2	$18	Other income (expense), net
Tax effect	—	—	(4)	Income tax expense
Total reclassifications	$2	$2	$14	Net income
18. Stock-based and Other Incentive Compensation
In April 2024, the UL Solutions Inc. 2024 Long-Term Incentive Plan (the “2024 LTIP”) became effective and the Company reserved for issuance 20,000,000 shares of Class A common stock in connection with the 2024 LTIP and the UL Solutions Inc. Long-Term Incentive Plan (the “Pre-IPO LTIP”), as well as 5,000,000 additional shares of Class A common stock reserved for issuance under the UL Solutions Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Upon settlement of stock-based compensation awards, shares of Class A common stock are issued in respect of such awards. Equity awards that are granted and subsequently expire, are cancelled, forfeited, or are used to satisfy required withholding taxes are recycled back into the total number of shares available for issuance under the 2024 LTIP and the Pre-IPO LTIP. As of December 31, 2024, 19,825,507 shares remain available for issuance under the 2024 LTIP and the Pre-IPO LTIP and 5,000,000 shares remain available for issuance under the 2024 ESPP.
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
The Company has outstanding awards under the Pre-IPO LTIP, the majority of which will be settled in shares of Class A common stock.
Stock-based compensation expense (benefit) for the years ended December 31 was as follows:

(in millions)	2024	2023	2022
Cost of revenue	$4	$1	$(1)
Selling, general and administrative expenses	29	14	(16)
Stock-based compensation expense (benefit)	33	15	(17)
Income tax (benefit) expense	(4)	(3)	4
Stock-based compensation expense (benefit), net	$29	$12	$(13)

Stock-based compensation expense (benefit) by type of award
Restricted stock units	$10	$—	$—
Performance share units	7	—	—
Stock options	4	—	—
Stock-settled stock appreciation rights	2	—	—
Cash-settled awards	10	15	(17)
Stock-based compensation expense (benefit)	$33	$15	$(17)

Restricted Stock Units
Restricted stock units (“RSUs”) represent the right to receive shares of Class A common stock and are generally subject to continued employment through a three-year ratable vesting period.
The following table summarizes the activity related to the Company’s RSUs during the year ended December 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	847,223	35.65
Forfeited	(45,012)	34.85
Outstanding as of December 31, 2024	802,211	$35.70

As of December 31, 2024, total unrecognized compensation expense related to RSUs was $18 million and is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.
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
The following table summarizes the activity related to the Company’s PSUs during the year ended December 31, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	385,332	34.85
Forfeited	(14,566)	34.85
Outstanding as of December 31, 2024	370,766	$34.85

As of December 31, 2024, total unrecognized compensation expense related to PSUs was $13 million and is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.
Stock Options
Stock options represent the right to purchase shares of Class A common stock and are generally subject to continued employment through a three-year cliff vesting period. Stock options expire ten years from the grant date.

The following table summarizes the activity related to the Company’s stock options during the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	—	$—
Granted	2,074,299	28.00
Forfeited	(79,719)	28.00
Outstanding as of December 31, 2024	1,994,580	$28.00	9.3 years	$44
Exercisable as of December 31, 2024	—
The weighted average grant date fair value per share of stock options granted was $7.84 for the year ended December 31, 2024.
The following table summarizes the assumptions used in the Black-Scholes-Merton option-pricing model that was used to estimate the fair value of the stock options at the grant date:

April 12, 2024
Expected dividend yield	1.79%
Risk-free interest rate	4.48%
Weighted average volatility	24.50%
Expected life (in years)	6.50

As of December 31, 2024, total unrecognized compensation expense related to stock options was $12 million and is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.
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
The conversion of CSARs to SSARs at the completion of the IPO resulted in a reclassification of $26 million from accrued compensation and benefits and other liabilities to additional paid-in capital on the Company’s Consolidated Balance Sheet. The CSARs were remeasured to fair value at the conversion date, which resulted in additional pre-tax compensation expense of $9 million in the second quarter of 2024, primarily within selling, general and administrative expenses. The pre-tax compensation expense reduced segment operating income by $4 million, $4 million and $1 million for the Industrial, Consumer and Software & Advisory segments, respectively.

The following table summarizes the activity related to the Company’s CSARs during the year ended December 31, 2024:

	Number of CSAR Awards	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	3,452,120	$18.77	1.72 years	$37
CSARs converted to SSARs	(1,978,761)	21.12
Exercised	(891,866)	7.69
Cancelled	(470,992)	30.06
Forfeited	(19,815)	29.10
Outstanding as of December 31, 2024	90,686	$15.65	1.05 years	$3
Exercisable as of December 31, 2024	76,400	$13.15	0.71 years	$3
As of December 31, 2024, total unrecognized compensation expense related to CSARs was immaterial. The weighted average grant date fair value per share of CSARs granted was $5.28, $4.83, and $7.66 for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the assumptions used in the Black-Scholes-Merton option-pricing models that were used to estimate the fair value of CSARs at the conversion date and as of December 31, 2023 and 2022:

	April 16, 2024	December 31, 2023	December 31, 2022
Expected dividend yield	1.44%	1.70%	—%
Risk-free interest rate	4.78% - 5.41%	3.99% - 5.60%	4.12% - 4.75%
Weighted average volatility	22.50%	22.24%	29.87%
Expected life (in years)	0.11 - 2.96	0.06 - 3.25	0.06 - 3.25
The Company had a short-term liability related to its CSARs of $3 million and $37 million recorded within accrued compensation and benefits in the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively. The Company had a long-term liability of $0 and $2 million recorded within other liabilities in the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively. The fair value of the Company's vested CSAR awards was $3 million and $29 million at December 31, 2024 and 2023, respectively.
The following table summarizes the activity related to the Company’s SSARs during the year ended December 31, 2024:

	Number of SSAR Awards	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	—	$—
SSARs converted from CSARs	1,978,761	21.12
Exercised	(328,476)	12.84
Forfeited	(52,146)	29.13
Outstanding as of December 31, 2024	1,598,139	$22.55	1.96 years	$44
Exercisable as of December 31, 2024	660,165	$13.26	0.75 years	$24

As of December 31, 2024, total unrecognized compensation expense related to SSARs was $3 million and is expected to be recognized over the remaining weighted-average vesting period of 1.2 years. The weighted average grant date fair value per share of SSARs granted was $6.15 for the year ended December 31, 2024.

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
Compensation expense related to Performance Cash awards for the years ended December 31 was as follows:

(in millions)	2024	2023	2022
Cost of revenue	$3	$2	$2
Selling, general and administrative expenses	18	14	14
Performance Cash compensation expense	21	16	16
Income tax benefit	(4)	(4)	(4)
Performance Cash compensation expense, net	$17	$12	$12
The Company had a short-term liability related to its Performance Cash awards of $16 million recorded within accrued compensation and benefits in the Consolidated Balance Sheets for both years ended December 31, 2024 and 2023. The Company had a long-term liability of $18 million and $13 million recorded within other liabilities in the Consolidated Balance Sheets at December 31, 2024 and 2023 respectively.
19. Commitments and Contingencies
Future minimum payments for noncancelable purchase obligations with a remaining term of over one year as of December 31, 2024, are payable as follows:

(in millions)	Purchase Obligations
2025	$52
2026	49
2027	12
2028	8
2029 and thereafter	13
Total	$134
Purchase obligations exclude liabilities that are included on the Company’s Consolidated Balance Sheet as of December 31, 2024 and include commitments for outsourced services, facilities, capital expenditures, cloud service arrangements and various other types of noncancelable contracts.
The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations. The Company will record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable and that may be incurred in connection with any such currently pending or threatened matter, none of which are material. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company’s financial position, results of operations, or cash flow.
20. Related Party Transactions
In the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of $22 million, $21 million and $21 million, respectively, to allow its staff and customers access to the library of standards owned and maintained by UL Standards & Engagement. These expenses were recorded within cost of revenue in the Consolidated Statements of Operations.

In the years ended December 31, 2024, 2023 and 2022, the Company paid dividends to UL Standards & Engagement of $83 million, $680 million and $1,600 million, respectively. Dividends are reflected within the Consolidated Statements of Stockholders’ Equity as a decrease in retained earnings and, in 2023, additional paid-in capital.
21. Segment Information
ASC Topic 280, Segment Reporting (“ASC 280”) establishes the standards for reporting information about segments in financial statements. The Company has determined that it is organized, managed and internally grouped into three segments: Industrial, Consumer and Software and Advisory. UL Solutions segments provide common goods and services to their customers, which provides for efficient sharing of the segments’ resources as needed. Segment information is reported on the basis used for reporting to the Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”) and evaluates each segment’s performance using a variety of metrics, including operating income, which is the measure most consistent with amounts included in the Company’s consolidated financial statements. The CODM uses operating income to evaluate each segment’s performance and allocate resources, including employees and capital, considering budget-to-actual variances to review operating trends in the annual budgeting and quarterly forecasting processes.
The following is a brief description of the Company’s segments:
Industrial: The Industrial segment provides testing, inspection and certification (“TIC”) services to help ensure customers’ industrial products meet or exceed international standards for product safety, performance and sustainability. The Industrial segment provides services that address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building and asset owners, end users and regulators. The Company believes the products it tests, certifies and inspects in this segment generally represent very high cost of failure components, which in turn drives customers in this segment to choose UL Solutions based on its deep technical expertise, consistency and quality of service.
Consumer: The Consumer segment provides a variety of global product market acceptance and risk mitigation services for customers in the consumer products end market, including consumer electronics, medical devices, information technologies, appliances, HVAC, lighting, retail (softlines and hardlines) and emerging consumer applications, including new mobility, smart products and 5G. The primary services offered by this segment include safety certification testing, ongoing certification, global market access, testing for connectivity, performance and quality and critical systems advisory and training.
Software and Advisory: The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The accounting policies applied to the segments are the same as those applied by the Company to the consolidated financial statements. The Company prepared the financial results of the segments on a basis that is consistent with the manner in which management internally disaggregates financial information to assist in making internal operating decisions. The Company manages income taxes and certain treasury related items, such as interest income and expense, on a global basis within corporate.
The Company allocates among segments certain common costs and expenses not specifically identifiable to the segments differently than the Company would for stand-alone financial information prepared in accordance with US GAAP. These include certain costs and expenses of the Company’s corporate functions, such as executive, finance, legal, human resources and information technology. Allocations are calculated primarily based on segment expenses proportionate to consolidated expenses.

The following table provides revenue, significant segment expenses and operating income, by segment for the years ended December 31, 2024, 2023 and 2022:

	Industrial			Consumer			Software and Advisory			Total
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenue	$1,254	$1,146	$1,044	$1,238	$1,172	$1,128	$378	$360	$348	$2,870	$2,678	$2,520
Employee compensation	595	556	503	714	693	647	255	241	224	1,564	1,490	1,374
Services and materials	274	244	223	331	322	314	67	63	62	672	629	599
Depreciation and amortization	47	38	32	79	75	66	46	41	37	172	154	135
Goodwill impairment	—	—	—	—	37	—	—	—	—	—	37	—
Operating income	$338	$308	$286	$114	$45	$101	$10	$15	$25	$462	$368	$412
Capital expenditures of the Company’s segments were as follows for the years ended December 31:

(in millions)	2024	2023	2022
Industrial	$96	$56	$19
Consumer	34	52	55
Software and Advisory	31	39	19
Total segments	161	147	93
Corporate	76	68	71
Total	$237	$215	$164
Assets by segment are not disclosed as the Company does not allocate assets to segments for internal reporting presentations provided to the CODM.
Geographic Information
Revenue by major geographic region based on the location of the Company’s customers was as follows for the years ended December 31:

(in millions)	2024	2023	2022
United States	$1,178	$1,117	$1,051
China(a)	710	632	608
Asia Pacific	375	346	335
Europe, Middle East and Africa	496	474	429
Other Americas	111	109	97
Total	$2,870	$2,678	$2,520
__________
(a)Represents revenue from Greater China - mainland China, Hong Kong and Taiwan.

The following table provides a summary of long-lived assets, excluding financial instruments and tax assets, classified by major geographic region as of December 31:

(in millions)	2024	2023	2022
United States	$437	$327	$260
China(a)	136	127	139
Asia Pacific	109	119	106
Europe, Middle East and Africa	109	101	107
Other Americas	26	32	25
Total	$817	$706	$637
__________
(a)Represents long-lived assets from Greater China - mainland China, Hong Kong and Taiwan.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2024 the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Controls Over Financial Reporting
The Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
Insider Trading Arrangements and Policies
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The Company has adopted Standards of Business Conduct, which are applicable to all of the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Standards of Business Conduct provide a framework for sound ethical business decisions and set forth the Company’s expectations on a number of topics, including conflicts of interest, compliance with laws, use of the Company’s assets and business ethics. The Standards of Business Conduct is available on the Company’s website at www.ir.ul.com. The information on, or otherwise accessible through, the Company’s website does not constitute a part of this Annual Report. If the Company ever were to amend or waive any provision of its Standards of Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the disclosure required under applicable NYSE listing standards also will be made available on the Company’s website.
The information required by this Item (other than as set forth above) will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item and not otherwise presented below will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules
None

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(3) The exhibits listed in the following Exhibit Index are filed as part of this Annual Report, or incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
4.1	Specimen Common Stock Certificate of UL Solutions Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on November 13, 2023).
4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Registration Rights Agreement, dated April 2, 2024, by and between ULSE Inc. and UL Solutions Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.2
Stockholder Agreement, dated April 2, 2024, by and between ULSE Inc. and UL Solutions Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.3	License Agreement, between UL LLC, as Licensor, and Underwriters Laboratories Inc., as Licensee (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on November 13, 2023).
10.4	License Agreement, between UL LLC, as Licensor, and ULSE Inc., as Licensee (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed on November 13, 2023).
10.5
License Agreement, between UL International Singapore Ltd., as Licensor, and Underwriters Laboratories Inc., as Licensee (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on November 13, 2023).

10.6	License Agreement, between UL International Singapore Ltd., as Licensor, and ULSE Inc., as Licensee (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on November 13, 2023).
10.7	UL Standards Access and License Agreement, between ULSE Inc., as Licensor, and UL LLC, as Licensee (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on November 13, 2023).
10.8
Amended and Restated Joint Venture Contract, dated October 28, 2022, by and between China Certification & Inspection (Group) Co., Ltd. and UL LLC (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed on November 13, 2023).

10.9†	UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 filed on November 13, 2023).
10.10†
First Amendment to UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2019 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on November 13, 2023).

10.11†
Form of Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2019 (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 filed on November 13, 2023).

10.12†
Form of Amendment to 2019 Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2019 (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1 filed on November 13, 2023).

10.13†
Form of Amendment to 2019 Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2019 (incorporated by reference to Exhibit 10.25 to the Company’s Form S-1 filed on November 13, 2023).

10.14†	UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1 filed on November 13, 2023).
10.15†
First Amendment to UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.27 to the Company’s Form S-1 filed on November 13, 2023).

10.16†
Form of Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.28 to the Company’s Form S-1 filed on November 13, 2023).

10.17†
Form of Amendment to 2020 Executive Award Agreement (Cash Settled Appreciation Rights) for U.S. participants under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Form S-1 filed on November 13, 2023).

10.18†
Form of Amendment to 2020 Executive Award Agreement (Cash Settled Appreciation Rights) for non-U.S. participants under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1 filed on November 13, 2023).

10.19†
Form of Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Form S-1 filed on November 13, 2023).

10.20†
Form of Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Form S-1 filed on November 13, 2023).

10.21†
Form of Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.34 to the Company’s Form S-1 filed on November 13, 2023).

10.22†
Form of Performance Cash Award Agreement under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.36 to the Company’s Form S-1 filed on November 13, 2023).

10.23†
Form of Amendment to Performance Cash Award Agreement under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.37 to the Company’s Form S-1 filed on November 13, 2023).

10.24†
Form of Amendment to Performance Cash Award Agreement under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.38 to the Company’s Form S-1 filed on November 13, 2023).

10.25†
Form of Performance Cash Award Agreement under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.39 to the Company’s Form S-1 filed on November 13, 2023).

10.26†
Form of Performance Cash Award Agreement under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 filed on November 13, 2023).

10.27†	UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).
10.28†
Form of Employee Restricted Stock Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.29†
Form of Employee Performance Share Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.30†
Form of Nonqualified Stock Option Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.31†
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.32†*	Form of Employee Performance Share Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan.
10.33†	UL Solutions Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.34† *	UL Solutions Inc. All Employee Incentive Plan, effective February 20, 2024.
10.35† *	UL Solutions Inc. All Employee Incentive Plan, effective February 11, 2025.
10.36†	UL Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Company’s Form S-1 filed on November 13, 2023).
10.37†
UL Inc. Executive Regular and Change in Control Severance Plan (as amended and restated, effective February 21, 2023) (incorporated by reference to Exhibit 10.49 to the Company’s Form S-1 filed on November 13, 2023).

10.38†	Employment agreement, dated as of August 21, 2019, between UL Inc. and Jennifer F. Scanlon (incorporated by reference to Exhibit 10.50 to the Company’s Form S-1 filed on November 13, 2023).
10.39†	Offer letter, dated as of April 4, 2017, between UL LLC and Ryan D. Robinson (incorporated by reference to Exhibit 10.51 to the Company’s Form S-1 filed on November 13, 2023).
10.40†	Offer letter, dated as of June 27, 2012, between UL LLC and Weifang Zhou (incorporated by reference to Exhibit 10.52 to the Company’s Form S-1 filed on November 13, 2023).
10.41†
Amended and Restated Employment Contract, dated as of December 3, 2024, by and between UL International Demko A/S and Gitte Schjøtz (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 5, 2024).
.
10.42†
Long term assignment letter, dated as of July 8, 2019, between UL International Singapore Private Limited and Gitte Schjotz (incorporated by reference to Exhibit 10.54 to the Company’s Form S-1 filed on November 13, 2023).

10.43†	Repatriation assignment letter, dated as of January 26, 2021, between UL Inc. and Gitte Schjotz (incorporated by reference to Exhibit 10.55 to the Company’s Form S-1 filed on November 13, 2023).
10.44†	Offer Letter, dated as of December 3, 2024, by and between UL Solutions Inc. and Alex Dadakis (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2024).
10.45†	Offer letter, dated as of November 16, 2019, between UL LLC and Lynn Hancock (incorporated by reference to Exhibit 10.58 to the Company’s Form S-1 filed on November 13, 2023).
10.46†	Offer letter, dated as of May 4, 2020, between UL LLC and Linda Chapin (incorporated by reference to Exhibit 10.59 to the Company’s Form S-1 filed on November 13, 2023).
10.47†	Offer letter, dated as of July 29, 2022, between UL LLC and John Genovesi (incorporated by reference to Exhibit 10.60 to the Company’s Form S-1 filed on November 13, 2023).
10.48†
Employment contract, dated as of July 19, 2018, between UL International Italia S.r.l. and Alberto Uggetti (incorporated by reference to Exhibit 10.61 to the Company’s Form S-1 filed on November 13, 2023).

10.49†
Amendment to the terms and conditions of employment, dated July 7, 2023, between UL International Italia S.r.l. and Alberto Uggetti (incorporated by reference to Exhibit 10.62 to the Company’s Form S-1 filed on November 13, 2023).

10.50†*	Amendment to the terms and conditions of employment, dated December 3, 2024, between UL International Italia S.r.l. and Alberto Uggetti.
10.51†
Form of Indemnification Agreement between UL Solutions Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.59 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.52
Credit Agreement, dated as of January 11, 2022, among UL Inc., as parent guarantor, UL LLC, as borrower, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.57 to the Company’s Form S-1 filed on November 13, 2023).

10.53
First Amendment to Credit Agreement, First Amendment to Guaranty and Borrower Assignment, Assumption and Release (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2024).

10.54
Indenture, dated as of October 20, 2023, among UL Solutions Inc., UL LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed on November 13, 2023).

10.55
First Supplemental Indenture, dated as of October 20, 2023, among UL Solutions Inc., UL LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed on November 13, 2023).

10.56	Form of 6.500% Senior Note due 2028 (included in Exhibit 10.55).
10.57
Registration Rights Agreement, dated as of October 20, 2023, among UL Solutions Inc., UL LLC and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers of UL Solutions Inc.’s senior notes due 2028 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 filed on November 13, 2023).

19.1*	UL Solutions Inc. Insider Trading Compliance Policy and Procedures.
21.1*	List of Subsidiaries of UL Solutions Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on the signature page of this Annual Report).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	UL Solutions Inc. Compensation Clawback Policy.
101*
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document).
* Filed herewith.
**Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Annual Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
† Indicates a management contract or compensatory plan or arrangement.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of February, 2025.

UL Solutions Inc.
By	/s/ Jennifer F. Scanlon
Jennifer F. Scanlon
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Jennifer F. Scanlon and Ryan D. Robinson, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 20th day of February, 2025 by the following persons on behalf of the registrant in the capacities indicated.

/s/ Jennifer F. Scanlon	/s/ Kevin J. Kennedy
Jennifer F. Scanlon	Kevin J. Kennedy
President, Chief Executive Officer and Director (Principal Executive Officer)	Director

/s/ Ryan D. Robinson	/s/ Lisa M. Lambert
Ryan D. Robinson	Lisa M. Lambert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director

/s/ Karen K. Pepping	/s/ James M. Shannon
Karen K. Pepping	James M. Shannon
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Director and Chair of the Board

/s/ Frank J. Coyne	/s/ Sally Susman
Frank J. Coyne	Sally Susman
Director	Director

/s/ James P. Dollive	/s/ Michael H. Thaman
James P. Dollive	Michael H. Thaman
Director	Director

/s/ Marla C. Gottschalk	/s/ Elisabeth Tørstad
Marla C. Gottschalk	Elisabeth Tørstad
Director	Director

/s/ Friedrich Hecker	/s/ George A. Williams
Friedrich Hecker	George A. Williams
Director	Director

/s/ Charles W. Hooper
Charles W. Hooper
Director