Form 10-Q
period 2025-03-31
UL Solutions Inc.
filed 2025-05-06
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The registrant had outstanding 62,368,949 shares of Class A common stock, par value $0.001 per share, and 138,130,000 shares of Class B common stock, par value $0.001 per share, as of April 25, 2025.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenue	$705	$670
Cost of revenue	364	351
Selling, general and administrative expenses	232	228
Operating income	109	91
Interest expense	(12)	(15)
Other expense, net	(3)	(3)
Income before income taxes	94	73
Income tax expense	23	13
Net income	71	60
Less: net income attributable to non-controlling interests	4	4
Net income attributable to stockholders of UL Solutions	$67	$56

Earnings per common share:
Basic	$0.34	$0.28
Diluted	$0.33	$0.28

Weighted average common shares outstanding:
Basic	200	200
Diluted	203	200
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$71	$60
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans, net of tax	—	1
Foreign currency translation gain (loss)	17	(16)
Total other comprehensive income (loss)	17	(15)
Comprehensive income	88	45
Less: comprehensive income attributable to non-controlling interests	4	3
Comprehensive income attributable to stockholders of UL Solutions	$84	$42

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$267	$298
Accounts receivable, net of allowance of $12 and $9	463	380
Contract assets, net of allowance of $2 and $1	203	182
Other current assets	65	61
Total current assets	998	921
Property, plant and equipment, net of accumulated depreciation of $803 and $772	631	631
Goodwill	641	633
Intangible assets, net of accumulated amortization of $243 and $239	56	58
Operating lease right-of-use assets	182	186
Deferred income taxes	108	108
Capitalized software, net of accumulated amortization of $444 and $427	123	127
Other assets	139	136
Total Assets	$2,878	$2,800
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$50
Accounts payable	143	182
Accrued compensation and benefits	164	254
Operating lease liabilities - current	40	38
Contract liabilities	400	162
Other current liabilities	57	54
Total current liabilities	804	740
Long-term debt	653	692
Pension and postretirement benefit plans	195	196
Operating lease liabilities	150	155
Other liabilities	92	86
Total Liabilities	1,894	1,869
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.001 per share, 62,049,240 and 62,044,493 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.001 per share, 138,130,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	829	821
Retained earnings	291	250
Accumulated other comprehensive loss	(150)	(167)
Total stockholders’ equity before non-controlling interests	970	904
Non-controlling interests	14	27
Total Stockholders’ Equity	984	931
Total Liabilities and Stockholders’ Equity	$2,878	$2,800
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
Net income	—	—	67	—	4	71
Other comprehensive income, net of tax	—	—	—	17	—	17
Stock-based compensation	—	8	—	—	—	8
Dividend to stockholders of UL Solutions ($0.13 per share)	—	—	(26)	—	—	(26)
Dividend to non-controlling interest	—	—	—	—	(17)	(17)
Balance at March 31, 2025	$—	$829	$291	$(150)	$14	$984

Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	56	—	4	60
Other comprehensive loss, net of tax	—	—	—	(14)	(1)	(15)
Dividend to stockholder of UL Solutions ($0.125 per share)	—	—	(25)	—	—	(25)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at March 31, 2024	$—	$776	$55	$(160)	$12	$683
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities
Net income	$71	$60
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	45	41
Stock-based compensation	8	—
Losses on foreign exchange transactions	3	3
Deferred income taxes	1	(3)
Other, net	6	6
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(81)	(78)
Contract and other assets	(25)	(8)
Accounts payable	(23)	(13)
Accrued expenses	(89)	(98)
Pension and postretirement benefit plans	(3)	(1)
Contract and other liabilities	241	232
Net cash flows provided by operating activities	154	141
Investing activities
Capital expenditures	(51)	(57)
Other investing activities, net	1	—
Net cash flows used in investing activities	(50)	(57)
Financing activities
Proceeds from long-term debt	62	20
Repayments of long-term debt	(152)	(45)
Dividends to stockholders of UL Solutions	(26)	(25)
Dividends to non-controlling interest	(17)	—
Other financing activities, net	(2)	1
Net cash flows used in financing activities	(135)	(49)
Effect of exchange rate changes on cash and cash equivalents	—	(6)
Net (decrease) increase in cash and cash equivalents	(31)	29
Cash and cash equivalents
Beginning of period	298	315
End of period	$267	$344

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$7	$10
Cash paid during the period for income taxes	16	9

Noncash investing and financing activities
Capital expenditures funded by liabilities	$26	$33

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
Basis of Presentation
The condensed consolidated financial statements are unaudited and have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of the Company’s results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. The Company has reclassified certain amounts in prior period financial statements to conform to the current period’s presentation.
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
2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net income attributable to stockholders of UL Solutions	$67	$56
Basic weighted average common shares outstanding	200	200
Effect of dilutive securities	3	—
Diluted weighted average common shares outstanding	203	200

Basic earnings per share attributable to stockholders of UL Solutions	$0.34	$0.28
Diluted earnings per share attributable to stockholders of UL Solutions	$0.33	$0.28

3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended March 31,
(in millions)	2025	2024
Certification Testing	$189	$176
Ongoing Certification Services	245	233
Non-certification Testing and Other Services	203	194
Software	68	67
Total	$705	$670
Contract Balances
The revenue recognized during the three months ended March 31, 2025, which was included in contract liabilities at December 31, 2024, amounted to $36 million. The revenue recognized during the three months ended March 31, 2024, which was included in contract liabilities at December 31, 2023, amounted to $30 million.
Remaining Performance Obligations
At March 31, 2025, the Company estimates that $201 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 62% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
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
In May 2024, the Company acquired 100% of the outstanding stock of BatterieIngenieure GmbH (together with its subsidiaries, “BatterieIngenieure”) for approximately $12 million in cash consideration (subject to customary post-closing adjustments). BatterieIngenieure is a Germany-based battery testing company that was, at the time of acquisition, in the process of building a laboratory in Aachen, Germany to replace the leased facility it was using and to add testing and simulation capacity. The purchase price is primarily related to property, plant, and equipment of $9 million and goodwill of $8 million, subject to finalization of the purchase price allocation. Goodwill represents anticipated future revenue growth and margin expansion opportunities from new customers and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
Aggregate acquisition-related costs associated with business combinations are not material for the three months ended March 31, 2025 and 2024, and are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations as incurred.

Divestiture
In May 2024, the Company completed the sale of its payments testing business in the Industrial segment to an affiliate of Gallant Capital Partners, a California-based private equity firm, for a base price of $29 million in cash (as adjusted for customary post-closing adjustments) with the potential for additional cash consideration if certain earn-out provisions are met. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other expense, net in the Company’s Condensed Consolidated Statements of Operations.
5. Other Expense, net
The components of other expense, net are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Foreign exchange losses	$(3)	$(3)
Interest income(a)	1	1
Non-operating pension and postretirement benefit expense	(1)	(2)
Other(a)	—	1
Total	$(3)	$(3)
__________
(a)The Company has reclassified the amounts presented for the three months ended March 31, 2024 to conform to the current period’s presentation.
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$354	$354	$444	$444
Senior notes	300	315	300	311
Other	3	3	3	3
Total	$657	$672	$747	$758
The fair value of the Company’s term loans reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $36 million for both periods ended March 31, 2025 and December 31, 2024.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $151 million and $193 million and liabilities of $85 million and $87 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively.

8. Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

(in millions)	Industrial	Consumer	Software and Advisory	Total
Balance at December 31, 2024(a)	$340	$225	$68	$633
Measurement period adjustments	1	—	—	1
Effect of changes in foreign exchange rates	3	3	1	7
Balance at March 31, 2025(a)	$344	$228	$69	$641
__________
(a)Net of accumulated impairment losses of $137 million as of March 31, 2025 and December 31, 2024.
9. Intangible Assets
The following tables summarize intangible assets:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$263	$(215)	$48	$261	$(211)	$50
Intellectual property and patents	15	(11)	4	15	(11)	4
Trademarks	21	(17)	4	21	(17)	4
Total	$299	$(243)	$56	$297	$(239)	$58
Intangible asset amortization expense, reported within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations, was $3 million for each of the three months ended March 31, 2025 and 2024.
10. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Components of net periodic benefit cost
Interest cost	$4	$4
Expected return on plan assets	(3)	(3)
Amortization of net actuarial loss	1	1
Net periodic benefit cost	$2	$2

The Company’s contributions to various defined contribution savings plans were $12 million for each of the three months ended March 31, 2025 and 2024.
11. Income Taxes
The effective tax rate for the three months ended March 31, 2025 was 24.5%, which differed from the U.S. federal statutory tax rate of 21% primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on current year compensation deductions of certain executive officers.
Several countries in which the Company operates have enacted aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax, into their local legislation effective either

January 1, 2024, or January 1, 2025. The effective tax rate for the three months ended March 31, 2025 of 24.5% was higher than the effective tax rate for the three months ended March 31, 2024 of 17.8% primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the three months ended March 31, 2024 was 17.8%, which differed from the U.S. federal statutory tax rate of 21% primarily due to earnings subject to lower tax rates in certain foreign jurisdictions, partially offset by U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
12. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	March 31, 2025	December 31, 2024
Term loans	USD	January 2027	$354	$444
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	3	3
Total debt			657	747
Less: unamortized debt issuance costs			(4)	(5)
Total debt, net of unamortized debt issuance costs			653	742
Less: current portion of long-term debt			—	(50)
Long-term debt			$653	$692
Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, and as amended, the “Credit Facility”), consisting of term loans and revolving loan commitments. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provides a guaranty of its obligations thereunder. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Facility. The interest rate on the term loans was 5.55% as of March 31, 2025 and 5.58% as of December 31, 2024.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)
Amounts before reclassifications	17	—	17
Total other comprehensive income, net of tax	17	—	17
Balance at March 31, 2025, net of tax	$(71)	$(79)	$(150)

(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	(15)	—	(15)
Amounts reclassified out	—	1	1
Total other comprehensive (loss) income, net of tax	(15)	1	(14)
Balance at March 31, 2024, net of tax	$(64)	$(96)	$(160)

14. Stock-based and Other Incentive Compensation
Stock-based compensation expense (benefit) was as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of revenue	$1	$—
Selling, general and administrative expenses	8	(1)
Stock-based compensation expense (benefit)	9	(1)
Income tax benefit	(1)	—
Stock-based compensation expense (benefit), net	$8	$(1)

Stock-based compensation expense (benefit) by type of award
Restricted stock units	$3	$—
Performance share units	3	—
Stock options	1	—
Employee stock purchase plan	1	—
Cash-settled awards	1	(1)
Stock-based compensation expense (benefit)	$9	$(1)

15. Commitments and Contingencies
The Company is, in the ordinary course of business, party to certain claims, litigation, audits and investigations. The Company will record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable and that may be incurred in connection with any such currently pending or threatened matter, none of which are material. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
16. Related Party Transactions
In each of the three month periods ended March 31, 2025 and 2024, the Company incurred expenses of $5 million to access the library of standards owned and maintained by UL Standards & Engagement.
In the three months ended March 31, 2025 and 2024, the Company declared and paid regular cash dividends to stockholders, resulting in payments of $18 million and $25 million to UL Standards & Engagement, respectively.

17. Segment Information
The following table provides revenue, significant segment expenses and operating income (loss), by segment for the three months ended March 31, 2025 and 2024:

	Industrial		Consumer		Software and Advisory		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$308	$295	$304	$286	$93	$89	$705	$670
Employee compensation	145	144	177	170	65	63	387	377
Services and materials	66	65	82	80	16	16	164	161
Depreciation and amortization	14	11	19	19	12	11	45	41
Operating income (loss)	$83	$75	$26	$17	$—	$(1)	$109	$91
Capital expenditures of the Company’s segments were as follows for the three months ended March 31:

(in millions)	2025	2024
Industrial	$10	$19
Consumer	12	8
Software and Advisory	8	8
Total segments	30	35
Corporate	21	22
Total	$51	$57
Assets by segment are not disclosed as the Company does not allocate assets to segments for internal reporting presentations provided to the Company’s chief operating decision maker.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s results of operations, financial condition and liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of March 31, 2025 and for the three month periods ended March 31, 2025 and 2024, which are included in this Quarterly Report, as well as the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Since January 1, 2024, the Company has completed the following acquisitions and divestiture, which impact the comparability of results between periods:
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
•In May 2024, the Company acquired 100% of the outstanding stock of BatterieIngenieure GmbH (together with its subsidiaries, “BatterieIngenieure”) for approximately $12 million. BatterieIngenieure is a Germany-based battery testing company that was, at the time of acquisition, in the process of building a laboratory in Aachen, Germany to replace the leased facility it was using and to add testing and simulation capacity. The results of operations of BatterieIngenieure are included in the Industrial segment since the date of acquisition.
•In May 2024, the Company completed the sale of its payments testing business to an affiliate of Gallant Capital Partners, for a base price of $29 million. The business performed Software and Non-certification Testing and Other Services and the results of operations were included in the Industrial segment until the date of divestiture. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other expense, net in the Company’s consolidated results of operations.
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
“Organic” reflects revenue change in a given period excluding Acquisition / Divestiture and FX in that same period, expressed in dollars or as a percentage of revenue in the prior period.
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
Cost of Revenue
Cost of revenue includes employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes services and materials expenses including occupancy and facility-related costs for laboratories and other buildings where testing and inspection services are performed, customer-related travel costs, expenses related to third-party contractors or third-party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue. Cost of revenue also includes depreciation on equipment used in testing and amortization of capitalized software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for sales and indirect administrative functions such as executive, finance, legal, human resources and information technology, not included within cost of revenue. In addition, selling, general and administrative expenses include services and materials expenses such as third-party consultancy costs, facility costs, internal research and development costs as well as legal and accounting fees, travel, marketing, bad debt and non-chargeable materials and supplies. Selling, general and administrative expenses also include depreciation and amortization.
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
“Acquisition / Divestiture” is calculated as operating income change in a given period related to acquisitions or disposals of businesses using prior period exchange rates, expressed in dollars or as a percentage of operating income in the prior period. Operating income change from an acquisition or disposal is measured as Acquisition / Divestiture for the initial twelve-month period following the acquisition or disposal date. Subsequently, operating income impact from the acquired or disposed business is measured as Organic. Acquisition / Divestiture also includes the change in due diligence-related costs for merger and acquisition and disposal activities.
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
Other Expense, net
Other expense, net consists primarily of non-operating gains and losses, including gains and losses related to foreign exchange transactions and the revaluation performed on designated balance sheet accounts, interest income and non-operating pension and postretirement benefit expenses.
Income Before Income Taxes
Income before income taxes is calculated as revenue less cost of revenue, selling, general and administrative expenses, interest expense and other expense, net.
Income Tax Expense
Income tax expense consists of current and deferred federal and state taxes for the Company’s U.S. and foreign jurisdictions.
Net Income
Net income is calculated as revenue less cost of revenue, selling, general and administrative expenses, interest expense, other expense, net and income tax expense. Net income margin is calculated as net income as a percentage of revenue.
Results of Operations
The following table sets forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,				Change
(in millions)	2025	% Revenue	2024	% Revenue
Revenue	$705	N/A	$670	N/A	$35
Cost of revenue	364	51.6%	351	52.4%	13
Selling, general and administrative expenses	232	32.9%	228	34.0%	4
Operating income	109	15.5%	91	13.6%	18
Interest expense	(12)	(1.7)%	(15)	(2.2)%	3
Other expense, net	(3)	(0.4)%	(3)	(0.4)%	—
Income before income taxes	94	13.3%	73	10.9%	21
Income tax expense	23	3.3%	13	1.9%	10
Net income	$71	10.1%	$60	9.0%	11

Revenue

	Three Months Ended March 31,
(in millions)	2025	2024	Change	% Change
Industrial	$308	$295	$13	4.4%
Consumer	304	286	18	6.3%
Software and Advisory	93	89	4	4.5%
Total	$705	$670	$35	5.2%
Revenue increased by $35 million, or 5.2%, for the three months ended March 31, 2025, as compared to the same period in 2024. Revenue increased on an organic basis by $51 million, or 7.6%, due to organic growth across all segments in the first quarter of 2025, driven by the Industrial and Consumer segments in Certification Testing, Ongoing Certification Services and Non-certification Testing and Other Services revenue. FX decreased revenue by $9 million, or 1.3%, primarily due to the relative weakness of the euro, the Korean won, the Japanese yen and the Chinese renminbi. Acquisition / Divestiture decreased revenue by $7 million, or 1.0%, primarily due to the sale of the payments testing business in the Industrial segment.

	Three Months Ended March 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$24	$(7)	$(4)	$13	8.1%	4.4%
Consumer	22	—	(4)	18	7.7%	6.3%
Software and Advisory	5	—	(1)	4	5.6%	4.5%
Total	$51	$(7)	$(9)	$35	7.6%	5.2%
Cost of Revenue
Cost of revenue increased by $13 million, or 3.7%, for the three months ended March 31, 2025, as compared to the same period in 2024. On an organic basis, employee compensation increased $9 million, related to headcount and base salary increases. In addition, on an organic basis, professional fees increased $5 million related to outsourced labor associated with higher revenue and occupancy costs increased $4 million related to higher utility costs and rent expense. Depreciation and amortization increased $5 million on an organic basis related to the completion of additional laboratory capacity and software ready for its intended use. FX decreased cost of revenue by $8 million, primarily due to the relative weakness of the euro, the Mexican peso, the Korean won, the Chinese renminbi and the New Taiwan dollar. Acquisition / Divestiture decreased cost of revenue by $3 million, primarily due to the sale of the payments testing business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4 million, or 1.8%, for the three months ended March 31, 2025, as compared to the same period in 2024. On an organic basis, employee compensation increased $11 million, primarily due to higher costs associated with performance-based incentives, including the Company’s long-term incentive awards, and base salary increases. FX decreased selling, general and administrative expenses by $2 million, primarily due to the relative weakness of the euro.
Interest Expense
Interest expense decreased by $3 million for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease is primarily due to lower balances in the current period on the Company’s term loan and revolving loan commitments. For additional information refer to “—Liquidity and Capital Resources.”
Other Expense, net
Other expense, net of $3 million was flat in the three months ended March 31, 2025 as compared to the same period in 2024.

Income Tax Expense
The effective tax rate for the three months ended March 31, 2025 was 24.5%, which differed from the U.S. federal statutory tax rate of 21% primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on current year compensation deductions of certain executive officers.
Several countries in which the Company operates have enacted aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax, into their local legislation effective either January 1, 2024, or January 1, 2025. The effective tax rate for the three months ended March 31, 2025 of 24.5% was higher than the effective tax rate for the three months ended March 31, 2024 of 17.8% primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the three months ended March 31, 2024 was 17.8%, which differed from the U.S. federal statutory tax rate of 21% primarily due to earnings subject to lower tax rates in certain foreign jurisdictions, partially offset by U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
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
The following table summarizes the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024	Change	% Change
Revenue	$308	$295	$13	4.4%
Employee compensation	145	144	1	0.7%
Services and materials	66	65	1	1.5%
Depreciation and amortization	14	11	3	27.3%
Segment operating income	$83	$75	$8	10.7%

Segment operating income margin	26.9%	25.4%

	Three Months Ended March 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$24	$(7)	$(4)	$13
Segment operating income change	$10	$(2)	$—	$8
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue
Revenue increased by $13 million, or 4.4%, for the three months ended March 31, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $24 million or 8.1%, primarily due to growth in Ongoing Certification Services revenue of $12 million across most industries due in part to price increases and additional volume. Certification Testing revenue increased $11 million, driven by price increases, continued demand for electrical products and components and component certification testing, and returns on new capacity provided by recent laboratory investments. Acquisition / Divestiture decreased revenue by $7 million, or 2.4%, primarily due to the sale of the payments testing business. FX decreased revenue by $4 million, or 1.4%, primarily due to the relative weakness of the euro, the Korean won and the Chinese renminbi.

Segment Operating Income
Segment operating income increased by $8 million, or 10.7%, for the three months ended March 31, 2025, as compared to the same period in 2024 primarily due to the $24 million increase in organic revenue noted above. This was partially offset by a $14 million organic increase in expenses, primarily due to higher employee compensation of $6 million related to higher costs associated with performance-based incentives and base salary and headcount increases. Depreciation and amortization also increased $3 million primarily related to the completion of additional laboratory capacity.
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
The following table summarizes the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024	Change	% Change
Revenue	$304	$286	$18	6.3%
Employee compensation	177	170	7	4.1%
Services and materials	82	80	2	2.5%
Depreciation and amortization	19	19	—	—%
Segment operating income	$26	$17	$9	52.9%

Segment operating income margin	8.6%	5.9%

	Three Months Ended March 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$22	$—	$(4)	$18
Segment operating income change	$9	$—	$—	$9
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue
Revenue increased by $18 million, or 6.3%, for the three months ended March 31, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $22 million, or 7.7%, primarily due to Non-certification Testing and Other Services revenue growth of $13 million in consumer technology driven by increased demand for electromagnetic compatibility testing for automotive and consumer electronics and in retail. Certification Testing revenue increased $5 million due to consumer technology growth and strength in HVAC. FX decreased revenue by $4 million, or 1.4%, primarily due to the relative weakness of the Korean won, the euro, the Japanese yen and the Chinese renminbi.
Segment Operating Income
Segment operating income increased by $9 million for the three months ended March 31, 2025, as compared to the same period in 2024 primarily due to the $22 million increase in organic revenue noted above. This was partially offset by a $13 million organic increase in expenses, primarily due to higher employee compensation of $11 million, related to base salary and headcount increases and higher costs associated with performance-based incentives.

Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following table summarizes the change in Software and Advisory’s revenue and operating loss for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024	Change	% Change
Revenue	$93	$89	$4	4.5%
Employee compensation	65	63	2	3.2%
Services and materials	16	16	—	—%
Depreciation and amortization	12	11	1	9.1%
Segment operating loss	$—	$(1)	$1	(100.0)%

Segment operating loss margin	—%	(1.1)%

	Three Months Ended March 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$5	$—	$(1)	$4
Segment operating loss change	$—	$—	$1	$1
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue
Revenue increased by $4 million, or 4.5%, for the three months ended March 31, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $5 million, or 5.6% driven by demand for software, including retail product compliance.
Segment Operating Loss
Segment operating loss decreased by $1 million for the three months ended March 31, 2025, as compared to the same period in 2024 primarily due to the $5 million increase in organic revenue noted above. This was offset by a $5 million organic increase in expenses, primarily due to higher employee compensation of $3 million related to base salary increases and higher costs associated with performance-based incentives.
Non-GAAP Financial Measures
In addition to financial measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company considers a variety of supplemental non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income margin, Adjusted Diluted Earnings Per Share and Free Cash Flow. Management uses non-GAAP financial measures in addition to GAAP measures to understand and compare operating results across periods and for forecasting and other purposes. Management believes these non-GAAP financial measures provide useful information to investors and reflect results in a manner that enables, in some instances, more meaningful analysis of trends and facilitates comparison of results across periods. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, diluted earnings per share, net cash provided by operating activities or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies due to potential differences between the companies in calculations.
The Company uses Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income margin and Adjusted Diluted Earnings Per Share to measure the operational strength and performance of its business and believes these measures provide additional information to investors about certain non-cash items and unusual items that the Company does not expect to continue at the same level in the future. Further, management believes these non-GAAP financial measures provide a meaningful measure of business performance. The Company uses Free Cash Flow as an additional liquidity measure and believes it provides useful information to investors about the cash generated from the Company’s core operations that may be available to repay debt, make other investments and return cash to stockholders.
There are material limitations to using these non-GAAP financial measures. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, other expense, net, income tax expense, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income, as applicable. Adjusted Net Income and Adjusted Diluted Earnings Per Share do not take into account certain significant items, including other expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income and diluted earnings per share, as applicable. Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering these non-GAAP financial measures in conjunction with net income, operating income, diluted earnings per share and net cash provided by operating activities as calculated in accordance with GAAP.
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2025	2024
Net income	$71	$60
Net income margin	10.1%	9.0%
Adjusted EBITDA	$161	$131
Adjusted EBITDA margin	22.8%	19.6%
Adjusted Net Income	$80	$61
Adjusted Net Income margin	11.3%	9.1%

Diluted Earnings per Share	$0.33	$0.28
Adjusted Diluted Earnings Per Share	$0.37	$0.28

Net Cash provided by Operating Activities	$154	$141
Free Cash Flow	$103	$84
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income adjusted for depreciation and amortization expense, interest expense, other expense, net, income tax expense, as well as stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of revenue.

The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2025	2024
Net income	$71	$60
Depreciation and amortization expense	45	41
Interest expense	12	15
Other expense, net	3	3
Income tax expense	23	13
Stock-based compensation	8	—
Restructuring	(1)	(1)
Adjusted EBITDA	$161	$131
Revenue	$705	$670
Net income margin	10.1%	9.0%
Adjusted EBITDA margin	22.8%	19.6%

The table below reconciles segment operating income (loss) to segment Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2025	2024
Industrial
Segment operating income	$83	$75
Depreciation and amortization expense	14	11
Stock-based compensation	3	—
Adjusted EBITDA	$100	$86
Revenue	$308	$295
Operating income margin	26.9%	25.4%
Adjusted EBITDA margin	32.5%	29.2%

Consumer
Segment operating income	$26	$17
Depreciation and amortization expense	19	19
Stock-based compensation	4	—
Restructuring	(1)	(1)
Adjusted EBITDA	$48	$35
Revenue	$304	$286
Operating income margin	8.6%	5.9%
Adjusted EBITDA margin	15.8%	12.2%

Software and Advisory
Segment operating loss	$—	$(1)
Depreciation and amortization expense	12	11
Stock-based compensation	1	—
Adjusted EBITDA	$13	$10
Revenue	$93	$89
Operating loss margin	0.0%	(1.1)%
Adjusted EBITDA margin	14.0%	11.2%

Adjusted EBITDA	$161	$131
Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for other expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, each net of tax. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2025	2024
Net income	$71	$60
Other expense, net	3	3
Stock-based compensation	8	—
Restructuring	(1)	(1)
Tax effect of adjustments(a)	(1)	(1)
Adjusted Net Income	$80	$61
Revenue	$705	$670
Net income margin	10.1%	9.0%
Adjusted Net Income margin	11.3%	9.1%
__________________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the taxable income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Adjusted Diluted Earnings Per Share
The Company defines Adjusted Diluted Earnings Per Share as diluted earnings per share attributable to stockholders of UL Solutions adjusted for other expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable.
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended March 31,
	2025	2024
Diluted earnings per share	$0.33	$0.28
Other expense, net	0.02	0.02
Stock-based compensation	0.04	—
Restructuring	(0.01)	(0.01)
Tax effect of adjustments(a)	(0.01)	(0.01)
Adjusted Diluted Earnings Per Share	$0.37	$0.28
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
The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$154	$141
Capital expenditures	(51)	(57)
Free Cash Flow	$103	$84

Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and cash borrowed under a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, and as amended, the “Credit Facility”). The Company believes the combination of cash and cash equivalents on hand, the generation of cash from operating activities, funds available under the Credit Facility and the Company’s ability to access the capital markets provide sufficient liquidity to meet the Company’s cash requirements for working capital, capital expenditures, service of indebtedness and to address other needs for the next twelve months and the foreseeable future thereafter, as well as to finance acquisitions, make contributions to the Company’s pension and postretirement plans and pay dividends to stockholders, as the Company’s board of directors deems appropriate.
The Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those referenced in the section titled “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K. In addition, the Company cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, make contributions to the Company’s pension and postretirement plans, pay dividends, or what impact any such transactions could have on the Company’s financial condition, results of operations or cash flows.
As of March 31, 2025, the Company had $267 million in cash and cash equivalents and $745 million of unused availability under the Credit Facility and access to an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$154	$141
Net cash used in investing activities	$(50)	$(57)
Net cash used in financing activities	$(135)	$(49)
Cash flows from operating activities
Net cash provided by operating activities was $154 million for the three months ended March 31, 2025, an increase of $13 million compared to net cash provided by operating activities of $141 million for the same period in 2024. The increase was primarily driven by higher net income due to business performance during the three months ended March 31, 2025 compared to the same period in 2024 and employee contributions to the Company’s employee stock purchase plan which was not in place during the first quarter of 2024.
Cash flows from investing activities
Net cash used in investing activities was $50 million for the three months ended March 31, 2025, a decrease of $7 million compared to net cash used in investing activities of $57 million for the same period in 2024. The decrease in cash used in investing activities was primarily driven by a $6 million decrease in capital expenditures.
Cash flows from financing activities
Net cash used in financing activities was $135 million for the three months ended March 31, 2025, an increase of $86 million compared to net cash used in financing activities of $49 million for the same period in 2024. The change was primarily driven by a $65 million increase in repayments net of proceeds on the Company’s Credit Facility compared to the same period in 2024 and the timing of a $17 million dividend paid to the non-controlling interest, which was paid in the first quarter of 2025 compared to the second quarter of 2024.

Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures decreased $6 million, to $51 million for the three months ended March 31, 2025, compared to $57 million for the same period in 2024.
Long-Term Debt
Credit Facility
In January 2022, the Company entered into the Credit Facility with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million, consisting of term loans and revolving loan commitments. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provides a guaranty of its obligations thereunder. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Facility.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC.
Dividends
The Company increased the regular quarterly dividend to 13 cents per share beginning in the first quarter of 2025, an increase from the previous 12.5 cents per share. The Company will periodically assess the size of the regular quarterly dividend based on the Company’s dividend policy and certain factors described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividends” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company cannot give any assurance that the Company will continue to declare dividends in any particular amounts, or at all, in the future.
In the three months ended March 31, 2025 and 2024, the Company paid dividends to stockholders of $26 million and $25 million, respectively.
Contractual Obligations
The Company has purchase obligations related to agreements to purchase goods and services that are enforceable and legally binding, and that specify all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Purchase obligations exclude liabilities that are included on Company’s Condensed Consolidated Balance Sheets and include commitments for outsourced services, facilities, capital expenditures, cloud service arrangements and various other types of noncancelable contracts.
Refer to the Company’s consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for information about the Company’s noncancelable purchase obligations.
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
There have been no material changes to the Company’s critical accounting policies and estimates as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the Company’s expected growth and future capital expenditures are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “likely,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations of these terms and similar expressions, or the negative of these terms or similar expressions (although not all forward-looking statements may contain such words). The Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•risks associated with conducting business outside the United States, including those relating to fluctuations in foreign currency exchange rates; the imposition of tariffs and enhanced trade, import or export restrictions; and global, regional or political instability;
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
•changes in tax laws in jurisdictions in which we operate or adverse outcomes resulting from examination of our or our affiliates tax returns; and
•the other factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the Company’s subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Many of the important factors that will determine these results are beyond the Company’s ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company, or others acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements above.
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
Interest Rate Risk
The Company’s operating results are subject to risk from interest rate fluctuations on its Credit Facility, which carries variable interest rates. Subsequent to June 28, 2024, borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Term SOFR (as defined in the Credit Facility) plus a Secured Overnight Financing Rate (“SOFR”) adjustment of 0.1% plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). Because the Company’s borrowings bear interest at a variable rate, the Company is exposed to market risks relating to changes in interest rates. The Company is also exposed to interest rate risk associated with its cash and cash equivalents balances. The Company does not currently use derivative financial instruments in its investment portfolio.
During the first three months of 2025, the variable interest rates applicable to both benchmark rate loans and base rate loans under the Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The increased interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rate for the Company’s term loan as of March 31, 2025 was 5.55%, which was a floating rate based on the Term SOFR plus a SOFR adjustment of 0.10%. A hypothetical 100 basis point change in interest rates affecting the Credit Facility would result in a change to the annual interest expense of approximately $4 million, based on outstanding borrowings at March 31, 2025. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents or short-term investments would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the Japanese yen, the euro, the New Taiwan dollar, the Chinese renminbi, the Korean won, the British pound sterling, the Mexican peso and the Singapore dollar. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the three months ended March 31, 2025, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
The Company’s results of operations are exposed to foreign currency exchange risk related to intercompany loan and operating balances between subsidiaries that are denominated in currencies other than the U.S. dollar, primarily the euro, Korean won and the Japanese yen. A transaction made in a currency that differs from the local entity’s functional currency is first remeasured at the entity’s functional currency. Subsequent foreign currency exchange rate changes result in foreign currency gains (losses) that are recognized in net income. If the transaction is already denominated in the entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by GAAP for such intercompany loan and operating balances will give rise to foreign exchange gains (losses), which could materially impact the Company’s results of operations.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report of March 31, 2025. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of

March 31, 2025, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is, in the ordinary course of business, party to certain claims, litigation, audits and investigations. Discussion of these and other legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies,” of this Quarterly Report and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. Risk Factors
See the section titled “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
10.1*	Offer Letter, dated as of March 7, 2025, by and between UL LLC and Scott D’Angelo.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: May 6, 2025
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)