Form 10-Q
period 2025-06-30
UL Solutions Inc.
filed 2025-08-05
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to _________

Commission file number 001-42012

UL Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0913800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Pfingsten Road Northbrook, Illinois 60062
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

The registrant had outstanding 62,752,788 shares of Class A common stock, par value $0.001 per share, and 138,130,000 shares of Class B common stock, par value $0.001 per share, as of July 25, 2025.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$776	$730	$1,481	$1,400
Cost of revenue	393	364	757	715
Selling, general and administrative expenses	244	240	476	468
Operating income	139	126	248	217
Interest expense	(10)	(13)	(22)	(28)
Other (expense) income, net	(4)	21	(7)	18
Income before income taxes	125	134	219	207
Income tax expense	28	28	51	41
Net income	97	106	168	166
Less: net income attributable to non-controlling interests	6	5	10	9
Net income attributable to stockholders of UL Solutions	$91	$101	$158	$157

Earnings per common share:
Basic	$0.45	$0.51	$0.79	$0.79
Diluted	$0.45	$0.50	$0.78	$0.78

Weighted average common shares outstanding:
Basic	201	200	201	200
Diluted	203	201	203	201
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$97	$106	$168	$166
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans, net of tax	(1)	—	(1)	1
Foreign currency translation gain (loss)	36	(10)	53	(26)
Total other comprehensive income (loss)	35	(10)	52	(25)
Comprehensive income	132	96	220	141
Less: comprehensive income attributable to non-controlling interests	6	5	10	8
Comprehensive income attributable to stockholders of UL Solutions	$126	$91	$210	$133

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$272	$298
Accounts receivable, net of allowance of $13 and $9	424	380
Contract assets, net of allowance of $2 and $1	224	182
Other current assets	89	61
Total current assets	1,009	921
Property, plant and equipment, net of accumulated depreciation of $849 and $772	649	631
Goodwill	656	633
Intangible assets, net of accumulated amortization of $250 and $239	55	58
Operating lease right-of-use assets	188	186
Deferred income taxes	110	108
Capitalized software, net of accumulated amortization of $463 and $427	119	127
Other assets	136	136
Total Assets	$2,922	$2,800
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$50
Accounts payable	139	182
Accrued compensation and benefits	208	254
Operating lease liabilities - current	42	38
Contract liabilities	328	162
Other current liabilities	48	54
Total current liabilities	765	740
Long-term debt	608	692
Pension and postretirement benefit plans	202	196
Operating lease liabilities	155	155
Other liabilities	79	86
Total Liabilities	1,809	1,869
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.001 per share, 62,748,277 and 62,044,493 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.001 per share, 138,130,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	852	821
Retained earnings	356	250
Accumulated other comprehensive loss	(115)	(167)
Total stockholders’ equity before non-controlling interests	1,093	904
Non-controlling interests	20	27
Total Stockholders’ Equity	1,113	931
Total Liabilities and Stockholders’ Equity	$2,922	$2,800
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at March 31, 2025	$—	$829	$291	$(150)	$14	$984
Net income	—	—	91	—	6	97
Other comprehensive income, net of tax	—	—	—	35	—	35
Stock-based compensation	—	23	—	—	—	23
Dividend to stockholders of UL Solutions ($0.13 per share)	—	—	(26)	—	—	(26)
Balance at June 30, 2025	$—	$852	$356	$(115)	$20	$1,113

Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
Net income	—	—	158	—	10	168
Other comprehensive income, net of tax	—	—	—	52	—	52
Stock-based compensation	—	31	—	—	—	31
Dividends to stockholders of UL Solutions ($0.26 per share)	—	—	(52)	—	—	(52)
Dividend to non-controlling interest	—	—	—	—	(17)	(17)
Balance at June 30, 2025	$—	$852	$356	$(115)	$20	$1,113

Balance at March 31, 2024	$—	$776	$55	$(160)	$12	$683
Net income	—	—	101	—	5	106
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Stock-based compensation	—	32	—	—	—	32
Dividend to stockholders of UL Solutions ($0.125 per share)	—	—	(25)	—	—	(25)
Balance at June 30, 2024	$—	$808	$131	$(170)	$17	$786

Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	157	—	9	166
Other comprehensive loss, net of tax	—	—	—	(24)	(1)	(25)
Stock-based compensation	—	32	—	—	—	32
Dividends to stockholders of UL Solutions ($0.25 per share)	—	—	(50)	—	—	(50)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at June 30, 2024	$—	$808	$131	$(170)	$17	$786
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities
Net income	$168	$166
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	91	82
Gain on divestiture	—	(25)
Stock-based compensation	21	6
Losses on foreign exchange transactions	5	6
Deferred income taxes	1	(10)
Other, net	11	12
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(26)	(33)
Contract and other assets	(48)	(26)
Accounts payable	(27)	(20)
Accrued expenses	(38)	(74)
Pension and postretirement benefit plans	(5)	(3)
Contract and other liabilities	148	163
Net cash flows provided by operating activities	301	244
Investing activities
Capital expenditures	(93)	(113)
Acquisitions, net of cash acquired	(1)	(10)
Proceeds from divestiture	—	30
Purchases of investments	(14)	—
Sales of investments	1	—
Net cash flows used in investing activities	(107)	(93)
Financing activities
Proceeds from long-term debt	150	20
Repayments of long-term debt	(285)	(115)
Dividends to stockholders of UL Solutions	(52)	(50)
Dividends to non-controlling interest	(17)	(15)
Employee taxes paid on settlement of stock-based compensation	(13)	—
Other financing activities, net	(4)	1
Net cash flows used in financing activities	(221)	(159)
Effect of exchange rate changes on cash and cash equivalents	1	(12)
Net decrease in cash and cash equivalents	(26)	(20)
Cash and cash equivalents
Beginning of period	298	315
End of period	$272	$295

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$22	$29
Cash paid during the period for income taxes	40	29
Cash paid during the period for stock-based compensation	2	18

Noncash investing and financing activities
Capital expenditures funded by liabilities	$23	$30
Conversion of stock-based compensation awards to equity	25	26

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
2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to stockholders of UL Solutions	$91	$101	$158	$157
Basic weighted average common shares outstanding	201	200	201	200
Effect of dilutive securities	2	1	2	1
Diluted weighted average common shares outstanding	203	201	203	201

Basic earnings per share attributable to stockholders of UL Solutions	$0.45	$0.51	$0.79	$0.79
Diluted earnings per share attributable to stockholders of UL Solutions	$0.45	$0.50	$0.78	$0.78

3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Certification Testing	$215	$203	$404	$379
Ongoing Certification Services	250	234	495	467
Non-certification Testing and Other Services	241	225	444	419
Software	70	68	138	135
Total	$776	$730	$1,481	$1,400
Contract Balances
The revenue recognized during the three and six months ended June 30, 2025, which was included in contract liabilities at December 31, 2024, amounted to $51 million and $87 million, respectively. The revenue recognized during the three and six months ended June 30, 2024, which was included in contract liabilities at December 31, 2023, amounted to $49 million and $79 million, respectively.
Remaining Performance Obligations
At June 30, 2025, the Company estimates that $203 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 61% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.
4. Acquisitions and Divestitures
Acquisitions
In July 2024, the Company acquired 100% of the outstanding stock of TesTneT Engineering GmbH (together with its subsidiaries, “TesTneT”) for approximately $19 million in cash consideration (as adjusted for customary post-closing adjustments). TesTneT is a Germany-based company that provides testing services for various hydrogen storage systems, refueling stations and their components. Goodwill of $14 million represents anticipated future revenue growth and margin expansion opportunities from new customers and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
In May 2024, the Company acquired 100% of the outstanding stock of BatterieIngenieure GmbH (together with its subsidiaries, “BatterieIngenieure”) for approximately $12 million in cash consideration (as adjusted for customary post-closing adjustments). BatterieIngenieure is a Germany-based battery testing company that was, at the time of acquisition, in the process of building a laboratory in Aachen, Germany to replace the leased facility it was using and to add testing and simulation capacity. The purchase price is primarily related to property, plant, and equipment of $9 million and goodwill of $8 million. Goodwill represents anticipated future revenue growth and margin expansion opportunities from new customers and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.
Aggregate acquisition-related costs associated with business combinations are not material for the three and six months ended June 30, 2025 and 2024, and are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations as incurred.

Divestiture
In May 2024, the Company completed the sale of its payments testing business in the Industrial segment to an affiliate of Gallant Capital Partners, a California-based private equity firm, for a base price of $29 million in cash (as adjusted for customary post-closing adjustments) with the potential for additional cash consideration if certain earn-out provisions are met. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations.
5. Other (Expense) Income, net
The components of other (expense) income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foreign exchange losses	$(2)	$(4)	$(5)	$(6)
Interest income	1	1	2	2
Non-operating pension and postretirement benefit expense	(1)	(2)	(2)	(4)
Gain on divestiture(a)	—	25	—	25
Other	(2)	1	(2)	1
Total	$(4)	$21	$(7)	$18
__________
(a)See Note 4.
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$309	$309	$444	$444
Senior notes	300	315	300	311
Other	3	3	3	3
Total	$612	$627	$747	$758
The fair value of the Company’s term loans reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $33 million as of June 30, 2025 and $36 million as of December 31, 2024.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $168 million and $193 million and liabilities of $83 million and $87 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.

8. Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

(in millions)	Industrial	Consumer	Software and Advisory	Total
Balance at December 31, 2024(a)	$340	$225	$68	$633
Measurement period adjustments	1	—	—	1
Effect of changes in foreign exchange rates	9	9	4	22
Balance at June 30, 2025(a)	$350	$234	$72	$656
__________
(a)Net of accumulated impairment losses of $137 million as of June 30, 2025 and December 31, 2024.
9. Intangible Assets
The following tables summarize intangible assets:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$267	$(220)	$47	$261	$(211)	$50
Intellectual property and patents	16	(13)	3	15	(11)	4
Trademarks	22	(17)	5	21	(17)	4
Total	$305	$(250)	$55	$297	$(239)	$58
Intangible asset amortization expense, reported within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations, was $3 million for both of the three month periods ended June 30, 2025 and 2024, and was $6 million for both of the six month periods ended June 30, 2025 and 2024.
10. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$1	$1	$1	$1
Interest cost	4	4	8	8
Expected return on plan assets	(3)	(4)	(6)	(7)
Amortization of net actuarial loss	—	1	1	2
Net periodic benefit cost	$2	$2	$4	$4

For the three and six months ended June 30, 2025, expenses related to various defined contribution plans were $14 million and $29 million, respectively. For the three and six months ended June 30, 2024, expenses related to various defined contribution plans were $13 million and $25 million, respectively.
11. Income Taxes
The effective tax rate for the three and six months ended June 30, 2025 was 22.4% and 23.3%, respectively, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on current year compensation deductions of certain executive officers, partially offset by excess tax benefits associated with stock-based compensation deductions.

Several countries in which the Company operates have enacted aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax, into their local legislation effective either January 1, 2024, or January 1, 2025. The effective tax rate for the three and six months ended June 30, 2025 of 22.4% and 23.3%, respectively, was higher than the effective tax rate for the three and six months ended June 30, 2024 of 20.9% and 19.8%, respectively, primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the three and six months ended June 30, 2024 was 20.9% and 19.8%, respectively, which differed from the U.S. federal statutory tax rate of 21%, primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions and U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes several corporate tax provisions that apply to the Company, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act and modifications to the international tax framework and business interest expense limitations. The Company is currently assessing the impact the OBBBA may have on its consolidated financial statements.
12. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	June 30, 2025	December 31, 2024
Term loans	USD	January 2027	$309	$444
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	3	3
Total debt			612	747
Less: unamortized debt issuance costs			(4)	(5)
Total debt, net of unamortized debt issuance costs			608	742
Less: current portion of long-term debt			—	(50)
Long-term debt			$608	$692
Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million (collectively, and as amended, the “Credit Facility”), consisting of term loans and revolving loan commitments. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provides a guaranty of its obligations thereunder. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Facility. The interest rate on the term loans was 5.55% as of June 30, 2025 and 5.58% as of December 31, 2024.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. and are unconditionally guaranteed by UL LLC. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.

13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

	Three Months Ended June 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2025, net of tax	$(71)	$(79)	$(150)
Amounts before reclassifications	36	—	36
Amounts reclassified out	—	(1)	(1)
Total other comprehensive income (loss), net of tax	36	(1)	35
Balance at June 30, 2025, net of tax	$(35)	$(80)	$(115)

	Three Months Ended June 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2024, net of tax	$(64)	$(96)	$(160)
Amounts before reclassifications	(10)	(1)	(11)
Amounts reclassified out	—	1	1
Total other comprehensive loss, net of tax	(10)	—	(10)
Balance at June 30, 2024, net of tax	$(74)	$(96)	$(170)

	Six Months Ended June 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)
Amounts before reclassifications	53	—	53
Amounts reclassified out	—	(1)	(1)
Total other comprehensive income (loss), net of tax	53	(1)	52
Balance at June 30, 2025, net of tax	$(35)	$(80)	$(115)

	Six Months Ended June 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	(25)	(1)	(26)
Amounts reclassified out	—	2	2
Total other comprehensive (loss) income, net of tax	(25)	1	(24)
Balance at June 30, 2024, net of tax	$(74)	$(96)	$(170)

14. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of revenue	$2	$2	$3	$2
Selling, general and administrative expenses	12	14	20	13
Stock-based compensation expense	14	16	23	15
Income tax benefit	(3)	(3)	(4)	(3)
Stock-based compensation expense, net	$11	$13	$19	$12

Stock-based compensation expense by type of award
Restricted stock units	$7	$3	$10	$3
Performance share units	3	1	6	1
Stock options	1	1	2	1
Stock-settled stock appreciation rights	1	1	1	1
Employee stock purchase plan	1	—	2	—
Cash-settled awards	1	10	2	9
Stock-based compensation expense	$14	$16	$23	$15
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
16. Related Party Transactions
In the three and six months ended June 30, 2025, the Company incurred expenses of $6 million and $11 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement. In the three and six months ended June 30, 2024, the Company incurred expenses of $5 million and $10 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement.
In the three and six months ended June 30, 2025, the Company declared and paid regular cash dividends to stockholders, resulting in payments of $18 million and $36 million to UL Standards & Engagement, respectively. In the three and six months ended June 30, 2024, the Company declared and paid regular cash dividends to stockholders, resulting in payments of $20 million and $45 million to UL Standards & Engagement, respectively.

17. Segment Information
The following table provides revenue, significant segment expenses and operating income, by segment for the three months ended June 30, 2025 and 2024:

	Industrial		Consumer		Software and Advisory		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$338	$314	$340	$322	$98	$94	$776	$730
Employee compensation	155	150	193	184	69	65	417	399
Services and materials	71	69	87	80	16	15	174	164
Depreciation and amortization	14	10	20	20	12	11	46	41
Operating income	$98	$85	$40	$38	$1	$3	$139	$126
The following table provides revenue, significant segment expenses and operating income, by segment for the six months ended June 30, 2025 and 2024:

	Industrial		Consumer		Software and Advisory		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$646	$609	$644	$608	$191	$183	$1,481	$1,400
Employee compensation	300	294	370	354	134	128	804	776
Services and materials	137	134	169	160	32	31	338	325
Depreciation and amortization	28	21	39	39	24	22	91	82
Operating income	$181	$160	$66	$55	$1	$2	$248	$217
Capital expenditures of the Company’s segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Industrial	$10	$28	$20	$47
Consumer	9	8	21	16
Software and Advisory	8	8	16	16
Total segments	27	44	57	79
Corporate	15	12	36	34
Total	$42	$56	$93	$113
Assets by segment are not disclosed as the Company does not allocate assets to segments for internal reporting presentations provided to the Company’s chief operating decision maker.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s results of operations, financial condition and liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024, which are included in this Quarterly Report, as well as the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•In May 2024, the Company completed the sale of its payments testing business to an affiliate of Gallant Capital Partners, for a base price of $29 million. The business performed Software and Non-certification Testing and Other Services and the results of operations were included in the Industrial segment until the date of divestiture. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other (expense) income, net in the Company’s consolidated results of operations.
Recently, the geopolitical environment and attendant increased levels of uncertainty have caused, and may continue to cause, the Company’s customers to modify, delay or cancel plans to purchase services. Accordingly, ongoing uncertainty related to the current geopolitical environment and the associated unpredictability of the macroeconomic environment could have an adverse impact on various aspects of the Company’s business in the future, including its results of operations and financial condition. The Company is unable at this time to reasonably determine any future negative impacts from reduced or delayed customer testing or product development as a result of uncertainty that may result from the current geopolitical environment.
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
Other (Expense) Income, net
Other (expense) income, net consists primarily of non-operating gains and losses, including gains and losses related to foreign exchange transactions and the revaluation performed on designated balance sheet accounts, interest income, non-operating pension and postretirement benefit expenses and gains on divestitures.
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
Results of Operations
The following table sets forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,				Change
(in millions)	2025	% Revenue	2024	% Revenue
Revenue	$776	N/A	$730	N/A	$46
Cost of revenue	393	50.6%	364	49.9%	29
Selling, general and administrative expenses	244	31.4%	240	32.9%	4
Operating income	139	17.9%	126	17.3%	13
Interest expense	(10)	(1.3)%	(13)	(1.8)%	3
Other (expense) income, net	(4)	(0.5)%	21	2.9%	(25)
Income before income taxes	125	16.1%	134	18.4%	(9)
Income tax expense	28	3.6%	28	3.8%	—
Net income	$97	12.5%	$106	14.5%	(9)

Revenue

	Three Months Ended June 30,
(in millions)	2025	2024	Change	% Change
Industrial	$338	$314	$24	7.6%
Consumer	340	322	18	5.6%
Software and Advisory	98	94	4	4.3%
Total	$776	$730	$46	6.3%
Revenue increased by $46 million, or 6.3%, for the three months ended June 30, 2025, as compared to the same period in 2024. Revenue increased on an organic basis by $40 million, or 5.5%, due to organic growth across all segments in the second quarter of 2025, driven by the Industrial and Consumer segments in Non-certification Testing and Other Services, Ongoing Certification Services and Certification Testing revenue. FX increased revenue by $7 million, or 1.0%, primarily due to the relative strength of the euro and the Japanese yen.

	Three Months Ended June 30, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$22	$(1)	$3	$24	7.0%	7.6%
Consumer	15	—	3	18	4.7%	5.6%
Software and Advisory	3	—	1	4	3.2%	4.3%
Total	$40	$(1)	$7	$46	5.5%	6.3%
Cost of Revenue
Cost of revenue increased by $29 million, or 8.0%, for the three months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, employee compensation increased $12 million, related to base salary and headcount increases. In addition, on an organic basis, professional fees increased $3 million related to outsourced labor associated with higher revenue and occupancy costs increased $3 million related to higher utility costs and rent expense. Depreciation and amortization increased $4 million on an organic basis related to the completion of additional laboratory capacity and software ready for its intended use. FX increased cost of revenue by $5 million, primarily due to the relative strength of the euro, the Japanese yen, the British pound sterling and the New Taiwan dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4 million, or 1.7%, for the three months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, base salary increases, resulting in $7 million of increased employee compensation costs in 2025, were offset by lower performance-based incentive costs of $7 million, primarily related to the Company’s Cash-settled Stock Appreciation Rights, which were remeasured to fair value at the initial public offering date upon conversion to Stock-settled Stock Appreciation Rights in 2024. In addition, costs associated with internal software projects increased $5 million on an organic basis. FX increased selling, general and administrative expenses by $2 million, primarily due to the relative strength of the euro.
Interest Expense
Interest expense decreased by $3 million for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease is primarily due to lower balances in the current period on the Company’s term loan and revolving loan commitments. For additional information refer to “—Liquidity and Capital Resources.”
Other (Expense) Income, net
Other (expense) income, net decreased by $25 million due to a $25 million gain on divestiture of the Company’s payments testing business in May 2024.

Income Tax Expense
The effective tax rate for the three months ended June 30, 2025 was 22.4%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on current year compensation deductions of certain executive officers, partially offset by excess tax benefits associated with stock-based compensation deductions.
Several countries in which the Company operates have enacted aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax, into their local legislation effective either January 1, 2024, or January 1, 2025. The effective tax rate for the three months ended June 30, 2025 of 22.4% was higher than the effective tax rate for the three months ended June 30, 2024 of 20.9%, primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the three months ended June 30, 2024 was 20.9%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions and U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes several corporate tax provisions that apply to the Company, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act and modifications to the international tax framework and business interest expense limitations. The Company is currently assessing the impact the OBBBA may have on its consolidated financial statements.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,				Change
(in millions)	2025	% Revenue	2024	% Revenue
Revenue	$1,481	N/A	$1,400	N/A	$81
Cost of revenue	757	51.1%	715	51.1%	42
Selling, general and administrative expenses	476	32.1%	468	33.4%	8
Operating income	248	16.7%	217	15.5%	31
Interest expense	(22)	(1.5)%	(28)	(2.0)%	6
Other (expense) income, net	(7)	(0.5)%	18	1.3%	(25)
Income before income taxes	219	14.8%	207	14.8%	12
Income tax expense	51	3.4%	41	2.9%	10
Net income	$168	11.3%	$166	11.9%	2
Revenue

	Six Months Ended June 30,
(in millions)	2025	2024	Change	% Change
Industrial	$646	$609	$37	6.1%
Consumer	644	608	36	5.9%
Software and Advisory	191	183	8	4.4%
Total	$1,481	$1,400	$81	5.8%
Revenue increased by $81 million, or 5.8%, for the six months ended June 30, 2025, as compared to the same period in 2024. Revenue increased on an organic basis by $91 million, or 6.5%, due to organic growth across all segments in 2025, driven by the Industrial and Consumer segments in Ongoing Certification Services, Non-certification Testing and Other Services and Certification Testing revenue. Acquisition / Divestiture decreased revenue by $8 million, or 0.6%, primarily due to the sale of the payments testing business in the Industrial segment.

	Six Months Ended June 30, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$46	$(8)	$(1)	$37	7.6%	6.1%
Consumer	37	—	(1)	36	6.1%	5.9%
Software and Advisory	8	—	—	8	4.4%	4.4%
Total	$91	$(8)	$(2)	$81	6.5%	5.8%
Cost of Revenue
Cost of revenue increased by $42 million, or 5.9%, for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to increased compensation expenses of $21 million, related to base salary and headcount increases. In addition, on an organic basis, professional fees increased $9 million related to outsourced labor associated with higher revenue and occupancy costs increased $7 million related to higher utility costs and rent expense. Depreciation and amortization increased $9 million related to the completion of additional laboratory capacity and software placed in service. FX decreased cost of revenue by $3 million, primarily due to the relative weakness of the Mexican peso and the Korean won. Acquisition / Divestiture decreased cost of revenue by $3 million, primarily due to the sale of the payments testing business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8 million, or 1.7%, for the six months ended June 30, 2025, as compared to the same period in 2024, due to increased compensation expenses of $12 million, primarily due to base salary increases.
Interest Expense
Interest expense decreased by $6 million for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease is primarily due to lower balances in the current period on the Company’s term loan and revolving loan commitments. For additional information refer to “—Liquidity and Capital Resources.”
Other (Expense) Income, net
Other (expense) income, net decreased by $25 million due to a $25 million gain on divestiture of the Company’s payments testing business in May 2024.
Income Tax
The effective tax rate for the six months ended June 30, 2025 was 23.3%, which differed from the U.S. statutory rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on current year compensation deductions of certain executive officers, partially offset by excess tax benefits associated with stock-based compensation deductions.
Several countries in which the Company operates have enacted aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax, into their local legislation effective either January 1, 2024, or January 1, 2025. The effective tax rate for the six months ended June 30, 2025 of 23.3% was higher than the effective tax rate for the six months ended June 30, 2024 of 19.8%, primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the six months ended June 30, 2024 was 19.8%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m) of the Internal Revenue Code in the U.S., which limits compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions and U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes several corporate tax provisions that apply to the Company, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act and modifications to the international tax framework and business interest expense limitations. The Company is currently assessing the impact the OBBBA may have on its consolidated financial statements.
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
The following tables summarize the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$338	$314	$24	7.6%	$646	$609	$37	6.1%
Employee compensation	155	150	5	3.3%	300	294	6	2.0%
Services and materials	71	69	2	2.9%	137	134	3	2.2%
Depreciation and amortization	14	10	4	40.0%	28	21	7	33.3%
Segment operating income	$98	$85	$13	15.3%	$181	$160	$21	13.1%

Segment operating income margin	29.0%	27.1%			28.0%	26.3%

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$22	$(1)	$3	$24	$46	$(8)	$(1)	$37
Segment operating income change	$12	$1	$—	$13	$22	$(1)	$—	$21
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenue
Revenue increased by $24 million, or 7.6%, for the three months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $22 million, or 7.0%, primarily due to growth in Ongoing Certification Services revenue of $9 million across most industries due in part to price increases and additional volume. Certification Testing revenue increased $8 million, driven by price increases, continued demand for energy and automation testing, and new capacity provided by recent laboratory investments. FX increased revenue by $3 million, or 1.0%, primarily due to the relative strength of the euro and the Japanese yen.
Segment Operating Income
Segment operating income increased by $13 million, or 15.3%, for the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to the $22 million increase in organic revenue noted above. This was partially offset by a $10 million organic increase in expenses, primarily due to higher employee compensation of $4 million related to base salary and headcount increases. Depreciation and amortization also increased $2 million primarily related to the completion of additional laboratory capacity.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenue
Revenue increased by $37 million, or 6.1%, for the six months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $46 million, or 7.6%, primarily due to growth in Ongoing Certification Services revenue of $21 million across most industries due in part to price increases and additional volume. Certification Testing revenue increased $19 million, driven by price increases, continued demand for energy and automation testing, and new capacity provided by recent laboratory investments. Acquisition / Divestiture decreased revenue by $8 million, or 1.3%, primarily due to the sale of the payments testing business.
Segment Operating Income
Segment operating income increased by $21 million, or 13.1%, for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the $46 million increase in organic revenue noted above. This was partially offset by a $24 million organic increase in expenses, primarily due to higher employee compensation of $10 million related to base salary and headcount increases. Depreciation and amortization also increased $5 million primarily related to the completion of additional laboratory capacity.
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
The following tables summarize the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$340	$322	$18	5.6%	$644	$608	$36	5.9%
Employee compensation	193	184	9	4.9%	370	354	16	4.5%
Services and materials	87	80	7	8.8%	169	160	9	5.6%
Depreciation and amortization	20	20	—	—%	39	39	—	—%
Segment operating income	$40	$38	$2	5.3%	$66	$55	$11	20.0%

Segment operating income margin	11.8%	11.8%			10.2%	9.0%

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$15	$—	$3	$18	$37	$—	$(1)	$36
Segment operating income change	$4	$(2)	$—	$2	$13	$(2)	$—	$11
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenue
Revenue increased by $18 million, or 5.6%, for the three months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $15 million, or 4.7%, primarily due to Non-certification Testing and Other Services revenue growth of $9 million in consumer technology driven by increased demand for electromagnetic compatibility testing for consumer electronics and in retail. FX increased revenue by $3 million, or 0.9%, primarily due to the relative strength of the euro and the Japanese yen.
Segment Operating Income
Segment operating income increased by $2 million for the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to the $15 million increase in organic revenue noted above. This was partially offset by a $11 million organic increase in expenses, primarily due to higher employee compensation of $7 million, related to base salary and headcount increases. In addition, costs associated with internal software projects increased by $2 million.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenue
Revenue increased by $36 million, or 5.9%, for the six months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $37 million, or 6.1%, primarily due to Non-certification Testing and Other Services revenue growth of $22 million in consumer technology driven by increased demand for electromagnetic compatibility testing for consumer electronics and in retail.
Segment Operating Income
Segment operating income increased by $11 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the $37 million increase in organic revenue noted above. This was partially offset by a $24 million organic increase in expenses, primarily due to higher employee compensation of $17 million, related to base salary and headcount increases. In addition, costs associated with internal software projects increased by $4 million.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following tables summarize the change in Software and Advisory’s revenue and operating income for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$98	$94	$4	4.3%	$191	$183	$8	4.4%
Employee compensation	69	65	4	6.2%	134	128	6	4.7%
Services and materials	16	15	1	6.7%	32	31	1	3.2%
Depreciation and amortization	12	11	1	9.1%	24	22	2	9.1%
Segment operating income	$1	$3	$(2)	(66.7)%	$1	$2	$(1)	(50.0)%

Segment operating income margin	1.0%	3.2%			0.5%	1.1%

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$3	$—	$1	$4	$8	$—	$—	$8
Segment operating income change	$(1)	$(1)	$—	$(2)	$(1)	$(1)	$1	$(1)
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenue
Revenue increased by $4 million, or 4.3%, for the three months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $3 million, or 3.2% driven by demand for software, including retail product compliance.
Segment Operating Income
Segment operating income decreased by $2 million for the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to a $4 million organic increase in expenses, which was primarily driven by higher employee compensation of $3 million related to base salary increases. This was partially offset by the $3 million increase in organic revenue noted above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenue
Revenue increased by $8 million, or 4.4%, for the six months ended June 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $8 million, or 4.4% driven by demand for software, including retail product compliance.
Segment Operating Income
Segment operating income decreased by $1 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to a $9 million organic increase in expenses, which was primarily driven by higher employee compensation of $6 million related to base salary increases. This was partially offset by the $8 million increase in organic revenue noted above.
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

The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Net income	$97	$106	$168	$166
Net income margin	12.5%	14.5%	11.3%	11.9%
Adjusted EBITDA	$197	$173	$358	$304
Adjusted EBITDA margin	25.4%	23.7%	24.2%	21.7%
Adjusted Net Income	$110	$94	$190	$155
Adjusted Net Income margin	14.2%	12.9%	12.8%	11.1%

Diluted Earnings per Share	$0.45	$0.50	$0.78	$0.78
Adjusted Diluted Earnings Per Share	$0.52	$0.44	$0.89	$0.73

Net Cash provided by Operating Activities			$301	$244
Free Cash Flow			$208	$131
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
The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Net income	$97	$106	$168	$166
Depreciation and amortization expense	46	41	91	82
Interest expense	10	13	22	28
Other expense (income), net	4	(21)	7	(18)
Income tax expense	28	28	51	41
Stock-based compensation	13	6	21	6
Restructuring	(1)	—	(2)	(1)
Adjusted EBITDA	$197	$173	$358	$304
Revenue	$776	$730	$1,481	$1,400
Net income margin	12.5%	14.5%	11.3%	11.9%
Adjusted EBITDA margin	25.4%	23.7%	24.2%	21.7%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Industrial
Segment operating income	$98	$85	$181	$160
Depreciation and amortization expense	14	10	28	21
Stock-based compensation	5	2	8	2
Adjusted EBITDA	$117	$97	$217	$183
Revenue	$338	$314	$646	$609
Operating income margin	29.0%	27.1%	28.0%	26.3%
Adjusted EBITDA margin	34.6%	30.9%	33.6%	30.0%

Consumer
Segment operating income	$40	$38	$66	$55
Depreciation and amortization expense	20	20	39	39
Stock-based compensation	6	3	10	3
Restructuring	(1)	—	(2)	(1)
Adjusted EBITDA	$65	$61	$113	$96
Revenue	$340	$322	$644	$608
Operating income margin	11.8%	11.8%	10.2%	9.0%
Adjusted EBITDA margin	19.1%	18.9%	17.5%	15.8%

Software and Advisory
Segment operating income	$1	$3	$1	$2
Depreciation and amortization expense	12	11	24	22
Stock-based compensation	2	1	3	1
Adjusted EBITDA	$15	$15	$28	$25
Revenue	$98	$94	$191	$183
Operating income margin	1.0%	3.2%	0.5%	1.1%
Adjusted EBITDA margin	15.3%	16.0%	14.7%	13.7%

Adjusted EBITDA	$197	$173	$358	$304
Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for other expense (income), net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, each net of tax. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Net income	$97	$106	$168	$166
Other expense (income), net	4	(21)	7	(18)
Stock-based compensation	13	6	21	6
Restructuring	(1)	—	(2)	(1)
Tax effect of adjustments(a)	(3)	3	(4)	2
Adjusted Net Income	$110	$94	$190	$155
Revenue	$776	$730	$1,481	$1,400
Net income margin	12.5%	14.5%	11.3%	11.9%
Adjusted Net Income margin	14.2%	12.9%	12.8%	11.1%
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
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted earnings per share	$0.45	$0.50	$0.78	$0.78
Other expense (income), net	0.02	(0.11)	0.04	(0.09)
Stock-based compensation	0.06	0.03	0.10	0.03
Restructuring	—	—	(0.01)	—
Tax effect of adjustments(a)	(0.01)	0.02	(0.02)	0.01
Adjusted Diluted Earnings Per Share	$0.52	$0.44	$0.89	$0.73
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
The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$301	$244
Capital expenditures	(93)	(113)
Free Cash Flow	$208	$131

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
As of June 30, 2025, the Company had $272 million in cash and cash equivalents and $745 million of unused availability under the Credit Facility and access to an accordion feature permitting an increase in the Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$301	$244
Net cash used in investing activities	$(107)	$(93)
Net cash used in financing activities	$(221)	$(159)
Cash flows from operating activities
Net cash provided by operating activities was $301 million for the six months ended June 30, 2025, an increase of $57 million compared to net cash provided by operating activities of $244 million for the same period in 2024. The increase was primarily driven by higher net income after non-cash adjustments due to business performance during the six months ended June 30, 2025 compared to the same period in 2024 and employee contributions to the Company’s employee stock purchase plan which was not in place during the same period in 2024.
Cash flows from investing activities
Net cash used in investing activities was $107 million for the six months ended June 30, 2025, an increase of $14 million compared to net cash used in investing activities of $93 million for the same period in 2024. The increase in cash used in investing activities was primarily driven by proceeds from the divestiture of the Company’s payments testing business of $30 million for the six months ended June 30, 2024 and a $14 million increase in purchases of investments for the six months ended June 30, 2025 compared to the same period in 2024. The increase was partially offset by a $20 million decrease in capital expenditures compared to the same period in 2024.
Cash flows from financing activities
Net cash used in financing activities was $221 million for the six months ended June 30, 2025, an increase of $62 million compared to net cash used in financing activities of $159 million for the same period in 2024. The change was primarily driven by a $40 million increase in repayments net of proceeds on the Company’s Credit Facility compared to the same period in 2024 and $13 million in employee taxes paid on settlement of stock-based compensation for the six months ended June 30, 2025 which did not occur for the same period in 2024.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures decreased $20 million, to $93 million for the six months ended June 30, 2025, compared to $113 million for the same period in 2024.
Long-Term Debt
Credit Facility
In January 2022, the Company entered into the Credit Facility with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1,250 million, consisting of term loans and revolving loan commitments. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provides a guaranty of its obligations thereunder. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Facility.
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
In the three and six months ended June 30, 2025, the Company paid dividends to stockholders of $26 million and $52 million, respectively. In the three and six months ended June 30, 2024, the Company paid dividends to stockholders of $25 million and $50 million, respectively.
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
During the first six months of 2025, the variable interest rates applicable to both benchmark rate loans and base rate loans under the Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The increased interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rate for the Company’s term loan as of June 30, 2025 was 5.55%, which was a floating rate based on the Term SOFR plus a SOFR adjustment of 0.10%. A hypothetical 100 basis point change in interest rates affecting the Credit Facility would result in a change to the annual interest expense of approximately $3 million, based on outstanding borrowings at June 30, 2025. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents or short-term investments would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the Japanese yen, the Chinese renminbi, the New Taiwan dollar, the euro, the Korean won, the British pound sterling, the Mexican peso and the Singapore dollar. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the six months ended June 30, 2025, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
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
ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
10.1†*	UL Solutions Inc. Executive Regular and Change in Control Severance Plan (as amended and restated, effective May 20, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: August 5, 2025
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)