Form 10-Q
period 2025-09-30
UL Solutions Inc.
filed 2025-11-04
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The registrant had outstanding 62,753,870 shares of Class A common stock, par value $0.001 per share, and 138,130,000 shares of Class B common stock, par value $0.001 per share, as of October 24, 2025.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$783	$731	$2,264	$2,131
Cost of revenue	389	373	1,146	1,088
Selling, general and administrative expenses	238	228	714	696
Operating income	156	130	404	347
Interest expense	(10)	(14)	(32)	(42)
Other (expense) income, net	—	—	(7)	18
Income before income taxes	146	116	365	323
Income tax expense	40	22	91	63
Net income	106	94	274	260
Less: net income attributable to non-controlling interests	6	6	16	15
Net income attributable to stockholders of UL Solutions	$100	$88	$258	$245

Earnings per common share:
Basic	$0.50	$0.44	$1.28	$1.23
Diluted	$0.49	$0.44	$1.27	$1.22

Weighted average common shares outstanding:
Basic	201	200	201	200
Diluted	203	202	203	201
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$106	$94	$274	$260
Other comprehensive income, net of tax:
Pension and postretirement benefit plans, net of tax of $6, $0, $6 and $0	19	1	18	2
Foreign currency translation (loss) gain	(5)	31	48	5
Total other comprehensive income	14	32	66	7
Comprehensive income	120	126	340	267
Less: comprehensive income attributable to non-controlling interests	7	7	17	15
Comprehensive income attributable to stockholders of UL Solutions	$113	$119	$323	$252

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$255	$298
Accounts receivable, net of allowance of $13 and $9	386	380
Contract assets, net of allowance of $2 and $1	237	182
Other current assets	117	61
Total current assets	995	921
Property, plant and equipment, net of accumulated depreciation of $869 and $772	663	631
Goodwill	655	633
Intangible assets, net of accumulated amortization of $253 and $239	52	58
Operating lease right-of-use assets	184	186
Deferred income taxes	99	108
Capitalized software, net of accumulated amortization of $475 and $427	111	127
Other assets	139	136
Total Assets	$2,898	$2,800
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$50
Accounts payable	151	182
Accrued compensation and benefits	254	254
Operating lease liabilities - current	42	38
Contract liabilities	255	162
Other current liabilities	47	54
Total current liabilities	749	740
Long-term debt	544	692
Pension and postretirement benefit plans	146	196
Operating lease liabilities	150	155
Other liabilities	89	86
Total Liabilities	1,678	1,869
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.001 per share, 62,753,178 and 62,044,493 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.001 per share, 138,130,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	866	821
Retained earnings	429	250
Accumulated other comprehensive loss	(102)	(167)
Total stockholders’ equity before non-controlling interests	1,193	904
Non-controlling interests	27	27
Total Stockholders’ Equity	1,220	931
Total Liabilities and Stockholders’ Equity	$2,898	$2,800
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at June 30, 2025	$—	$852	$356	$(115)	$20	$1,113
Net income	—	—	100	—	6	106
Other comprehensive income, net of tax	—	—	—	13	1	14
Stock-based compensation	—	14	—	—	—	14
Dividend to stockholders of UL Solutions ($0.13 per share)	—	—	(27)	—	—	(27)
Balance at September 30, 2025	$—	$866	$429	$(102)	$27	$1,220

Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
Net income	—	—	258	—	16	274
Other comprehensive income, net of tax	—	—	—	65	1	66
Stock-based compensation	—	45	—	—	—	45
Dividends to stockholders of UL Solutions ($0.39 per share)	—	—	(79)	—	—	(79)
Dividend to non-controlling interest	—	—	—	—	(17)	(17)
Balance at September 30, 2025	$—	$866	$429	$(102)	$27	$1,220

Balance at June 30, 2024	$—	$808	$131	$(170)	$17	$786
Net income	—	—	88	—	6	94
Other comprehensive income, net of tax	—	—	—	31	1	32
Stock-based compensation	—	9	—	—	—	9
Dividend to stockholders of UL Solutions ($0.125 per share)	—	—	(25)	—	—	(25)
Balance at September 30, 2024	$—	$817	$194	$(139)	$24	$896

Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	245	—	15	260
Other comprehensive income, net of tax	—	—	—	7	—	7
Stock-based compensation	—	41	—	—	—	41
Dividends to stockholders of UL Solutions ($0.375 per share)	—	—	(75)	—	—	(75)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at September 30, 2024	$—	$817	$194	$(139)	$24	$896
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities
Net income	$274	$260
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	137	125
Gain on divestiture	—	(24)
Stock-based compensation	36	16
Losses on foreign exchange transactions	7	5
Deferred income taxes	5	(11)
Other, net	18	12
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	4	4
Contract and other assets	(62)	(36)
Accounts payable	(23)	(19)
Accrued expenses	8	(27)
Pension and postretirement benefit plans	(33)	(8)
Contract and other liabilities	85	97
Net cash flows provided by operating activities	456	394
Investing activities
Capital expenditures	(139)	(179)
Acquisitions, net of cash acquired	(1)	(26)
Proceeds from divestiture	—	30
Purchases of investments	(58)	—
Sales of investments	15	—
Net cash flows used in investing activities	(183)	(175)
Financing activities
Proceeds from long-term debt	284	108
Repayments of long-term debt	(484)	(218)
Dividends to stockholders of UL Solutions	(78)	(75)
Dividends to non-controlling interest	(17)	(15)
Employee taxes paid on settlement of stock-based compensation	(14)	—
Other financing activities, net	(5)	(2)
Net cash flows used in financing activities	(314)	(202)
Effect of exchange rate changes on cash and cash equivalents	(2)	(5)
Net decrease in cash and cash equivalents	(43)	12
Cash and cash equivalents
Beginning of period	298	315
End of period	$255	$327

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$26	$39
Cash paid during the period for income taxes	69	56
Cash paid during the period for stock-based compensation	2	18

Noncash investing and financing activities
Capital expenditures funded by liabilities	$33	$28
Conversion of stock-based compensation awards to equity	25	26

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
Recently Issued Accounting Standards – Not Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments will be applied prospectively. The ASU will result in additional income tax disclosures within the Company’s financial statements but is not expected to impact the Company’s financial condition, results of operations or cash flows.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on either a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to “development stages” and clarifying the threshold to begin capitalizing costs. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, on either a prospective, modified transition or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to stockholders of UL Solutions	$100	$88	$258	$245
Basic weighted average common shares outstanding	201	200	201	200
Effect of dilutive securities	2	2	2	1
Diluted weighted average common shares outstanding	203	202	203	201

Basic earnings per share attributable to stockholders of UL Solutions	$0.50	$0.44	$1.28	$1.23
Diluted earnings per share attributable to stockholders of UL Solutions	$0.49	$0.44	$1.27	$1.22
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Certification Testing	$224	$206	$628	$585
Ongoing Certification Services	252	238	747	705
Non-certification Testing and Other Services	235	220	679	639
Software	72	67	210	202
Total	$783	$731	$2,264	$2,131
Contract Balances
The revenue recognized during the three and nine months ended September 30, 2025, which was included in contract liabilities at December 31, 2024, amounted to $25 million and $112 million, respectively. The revenue recognized during the three and nine months ended September 30, 2024, which was included in contract liabilities at December 31, 2023, amounted to $27 million and $106 million, respectively.
Remaining Performance Obligations
At September 30, 2025, the Company estimates that $189 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 63% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
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
Aggregate acquisition-related costs associated with business combinations are not material for the three and nine months ended September 30, 2025 and 2024, and are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations as incurred.
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
5. Other (Expense) Income, net
The components of other (expense) income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Foreign exchange (losses) gains	$(2)	$1	$(7)	$(5)
Interest income	1	1	3	3
Non-operating pension and postretirement benefit expense	(1)	(2)	(3)	(6)
Gain on divestiture, net of adjustments(a)	—	(1)	—	24
Other	2	1	—	2
Total	$—	$—	$(7)	$18
__________
(a)See Note 4.
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$199	$199	$444	$444
Revolving credit facility	45	45	—	—
Senior notes	300	315	300	311
Other	3	3	3	3
Total	$547	$562	$747	$758
The fair value of the Company’s term loans and revolving credit facility reflect current market conditions and are primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.

7. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $33 million as of September 30, 2025 and $36 million as of December 31, 2024.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $196 million and $193 million and liabilities of $88 million and $87 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.
8. Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

(in millions)	Industrial	Consumer	Software and Advisory	Total
Balance at December 31, 2024(a)	$340	$225	$68	$633
Measurement period adjustments	1	—	—	1
Effect of changes in foreign exchange rates	8	9	4	21
Balance at September 30, 2025(a)	$349	$234	$72	$655
__________
(a)Net of accumulated impairment losses of $137 million as of September 30, 2025 and December 31, 2024.
9. Intangible Assets
The following table summarizes intangible assets:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$267	$(222)	$45	$261	$(211)	$50
Intellectual property and patents	16	(13)	3	15	(11)	4
Trademarks	22	(18)	4	21	(17)	4
Total	$305	$(253)	$52	$297	$(239)	$58
Intangible asset amortization expenses for the three and nine months ended September 30, 2025, reported within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations, were $3 million and $9 million, respectively. Intangible asset amortization expenses for the three and nine months ended September 30, 2024, reported within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations, were $4 million and $10 million, respectively.

10. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$—	$—	$1	$1
Interest cost	4	4	12	12
Expected return on plan assets	(3)	(3)	(9)	(10)
Amortization of net actuarial loss	—	1	1	3
Net periodic benefit cost	$1	$2	$5	$6
During the third quarter of 2025, the Company adopted an amendment related to its U.S. defined benefit pension plan to freeze all future benefit accruals effective December 31, 2025. The freeze resulted in a curtailment, which reduced the projected benefit obligation by $12 million, with a corresponding decrease in accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheet. There was no impact on the Company’s Condensed Consolidated Statement of Operations as a result of the curtailment.
The Company anticipates making approximately $43 million of contributions to its U.S. pension plan in 2025, inclusive of a discretionary contribution of $23 million made in the third quarter of 2025.
For the three and nine months ended September 30, 2025, expenses related to various defined contribution plans were $13 million and $42 million, respectively. For the three and nine months ended September 30, 2024, expenses related to various defined contribution plans were $11 million and $36 million, respectively.
11. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2025 was 27.4% and 24.9%, respectively, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income (“GILTI”) net of related foreign tax credits, and limitations on current year compensation deductions of certain executive officers under U.S. Internal Revenue Code Section 162(m).
Several countries in which the Company operates have enacted into their local legislation effective either January 1, 2024, or January 1, 2025, aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax. The effective tax rate for the three and nine months ended September 30, 2025 of 27.4% and 24.9%, respectively, was higher than the effective tax rate for the three and nine months ended September 30, 2024 of 19.0% and 19.5%, respectively, primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the three and nine months ended September 30, 2024 of 19.0% and 19.5%, respectively, differed from the U.S. federal statutory tax rate of 21%, primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances, partially offset by Section 162(m) limitations on current year compensation deductions of certain executive officers and U.S. tax on GILTI net of related foreign tax credits. The effective tax rate for the nine months ended September 30, 2024 also included a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m), which limits U.S. public company compensation expenses of certain executive officers that were previously deductible as a private company.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes several corporate tax provisions that apply to the Company, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act and modifications to the international tax framework and business interest expense limitations. The Company has assessed the impact of the OBBBA and has determined that there is no material impact to its consolidated financial statements.

12. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	September 30, 2025	December 31, 2024
Term loans	USD	January 2027	$199	$444
Revolving credit facility	USD	January 2027	45	—
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	3	3
Total debt			547	747
Less: unamortized debt issuance costs			(3)	(5)
Total debt, net of unamortized debt issuance costs			544	742
Less: current portion of long-term debt			—	(50)
Long-term debt			$544	$692
2022 Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.25 billion (collectively, and as amended, the “2022 Credit Facility”), consisting of term loans and revolving loan commitments. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company (“UL LLC”), provides a guaranty of its obligations thereunder. As of September 30, 2025, the Company was in compliance with all covenants under the 2022 Credit Facility. The interest rate on the term loans was 5.26% as of September 30, 2025 and 5.58% as of December 31, 2024. The interest rate on the revolving credit facility was 5.34% as of September 30, 2025. As described below, in connection with the entry into the 2025 Credit Facility, the Company repaid in full all indebtedness and other obligations outstanding under, and terminated, the 2022 Credit Facility.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
In connection with the issuance of the notes, the Company entered into a registration rights agreement on the same date. In September 2025, pursuant to the registration rights agreement, the Company completed an exchange offer, pursuant to which the Company exchanged all of the outstanding notes for new 6.500% senior notes due 2028 registered under the Securities Act of 1933, as amended (the “exchange notes”). The terms of the exchange notes are substantially the same as the notes. Subsequent to the balance sheet date, the Company entered into a Credit Agreement on October 28, 2025, and repaid in full all indebtedness and other obligations outstanding under, and terminated, the 2022 Credit Facility. In connection with such termination, the guaranty by UL LLC of the Company’s obligations under the 2022 Credit Facility and the exchange notes was released. Refer to Note 18.
13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

	Three Months Ended September 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at June 30, 2025, net of tax	$(35)	$(80)	$(115)
Amounts before reclassifications	(6)	25	19
Total other comprehensive (loss) income, before tax	(6)	25	19
Tax effect	—	(6)	(6)
Total other comprehensive (loss) income, net of tax	(6)	19	13
Balance at September 30, 2025, net of tax	$(41)	$(61)	$(102)

	Three Months Ended September 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at June 30, 2024, net of tax	$(74)	$(96)	$(170)
Amounts before reclassifications	30	—	30
Amounts reclassified out	—	1	1
Total other comprehensive income, net of tax	30	1	31
Balance at September 30, 2024, net of tax	$(44)	$(95)	$(139)

	Nine Months Ended September 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)
Amounts before reclassifications	47	25	72
Amounts reclassified out	—	(1)	(1)
Total other comprehensive income, before tax	47	24	71
Tax effect	—	(6)	(6)
Total other comprehensive income, net of tax	47	18	65
Balance at September 30, 2025, net of tax	$(41)	$(61)	$(102)

	Nine Months Ended September 30, 2024
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	5	(1)	4
Amounts reclassified out	—	3	3
Total other comprehensive income, net of tax	5	2	7
Balance at September 30, 2024, net of tax	$(44)	$(95)	$(139)

14. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of revenue	$1	$1	$4	$3
Selling, general and administrative expenses	14	9	34	22
Stock-based compensation expense	15	10	38	25
Income tax benefit	(2)	(1)	(6)	(4)
Stock-based compensation expense, net	$13	$9	$32	$21

Stock-based compensation expense by type of award
Restricted stock units	$7	$5	$17	$8
Performance share units	5	3	11	4
Stock options	2	1	4	2
Stock-settled stock appreciation rights	—	1	1	2
Employee stock purchase plan	1	—	3	—
Cash-settled awards	—	—	2	9
Stock-based compensation expense	$15	$10	$38	$25
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
16. Related Party Transactions
In the three and nine months ended September 30, 2025, the Company incurred expenses of $5 million and $16 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement. In the three and nine months ended September 30, 2024, the Company incurred expenses of $6 million and $16 million, respectively, to access the library of standards owned and maintained by UL Standards & Engagement.
In the three and nine months ended September 30, 2025, the Company declared and paid regular cash dividends to stockholders, resulting in payments of $18 million and $54 million to UL Standards & Engagement, respectively. In the three and nine months ended September 30, 2024, the Company declared and paid regular cash dividends to stockholders, resulting in payments of $20 million and $65 million to UL Standards & Engagement, respectively.

17. Segment Information
The following table provides revenue, significant segment expenses and operating income, by segment for the three months ended September 30, 2025 and 2024:

	Industrial		Consumer		Software and Advisory		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$343	$317	$340	$321	$100	$93	$783	$731
Employee compensation	155	150	189	182	64	63	408	395
Services and materials	71	65	87	82	15	16	173	163
Depreciation and amortization	13	12	20	20	13	11	46	43
Operating income	$104	$90	$44	$37	$8	$3	$156	$130
The following table provides revenue, significant segment expenses and operating income, by segment for the nine months ended September 30, 2025 and 2024:

	Industrial		Consumer		Software and Advisory		Total
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$989	$926	$984	$929	$291	$276	$2,264	$2,131
Employee compensation	455	444	559	536	198	191	1,212	1,171
Services and materials	208	199	256	242	47	47	511	488
Depreciation and amortization	41	33	59	59	37	33	137	125
Operating income	$285	$250	$110	$92	$9	$5	$404	$347
Capital expenditures of the Company’s segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Industrial	$17	$27	$37	$74
Consumer	6	6	27	22
Software and Advisory	8	8	24	24
Total segments	31	41	88	120
Corporate	15	25	51	59
Total	$46	$66	$139	$179
Assets by segment are not disclosed as the Company does not allocate assets to segments for internal reporting presentations provided to the Company’s chief operating decision maker.
18. Subsequent Events
Restructuring Initiative
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). The Company expects to incur pre-tax expenses associated with the Restructuring Plan of approximately $42-$47 million in the aggregate, consisting of $37-$42 million in cash charges relating to employee separation expenses and approximately $5 million in other cash charges, primarily relating to contract cancellations. The majority of costs associated with the Restructuring Plan are expected to be recorded in the fourth quarter of 2025 in the Consumer and Industrial segments. The Company anticipates the Restructuring Plan will be substantially completed by the end of the first quarter of 2027.

2025 Credit Facility
On October 28, 2025, UL Solutions Inc. entered into a Credit Agreement (the “Credit Agreement”), by and among the Company and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto.

The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (the “2025 Credit Facility”), with a $25 million sub-limit for the issuance of letters of credit. The Credit Agreement includes an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company.

On October 28, 2025, the Company borrowed $291 million under the 2025 Credit Facility. The initial borrowing was used to refinance the outstanding amounts under the 2022 Credit Facility. Additional amounts, if any, borrowed under the 2025 Credit Facility are anticipated to be used for general corporate purposes.

Borrowings under the 2025 Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (a) a specified benchmark rate for the applicable currency (which, in the case of U.S. Dollar loans, shall be the Term SOFR or Daily SOFR (in each case as defined in the Credit Agreement), at the applicable Borrower’s option), plus a margin that ranges from 0.875% to 1.375% per annum or (b) for U.S. Dollar loans made to the Company only, a base rate (which is equal to the highest of (i) the Bank of America prime rate, (ii) the U.S. federal funds rate plus 0.5% per annum, or (iii) the Term SOFR or Daily SOFR rate plus 1.0%) plus a margin that ranges from 0.0% to 0.375% per annum. The 2025 Credit Facility matures on October 28, 2030 and may be prepaid without fees or penalties, subject to reimbursement of the lenders’ customary breakage and redeployment costs in applicable cases.

The 2025 Credit Facility also includes a financial covenant, tested quarterly, which requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permits the netting of up to $250 million of unrestricted cash from funded debt.

The 2025 Credit Facility includes customary representations and warranties, covenants and events of default, subject to certain customary exceptions, materiality thresholds and grace periods. The covenants include, among other things, financial reporting, maintenance of line of business, notices of default and other material changes, as well as limitations on investments and acquisitions, mergers and transfers of all or substantially all assets, dividends and distributions, burdensome contracts with affiliates, liens and indebtedness. Future borrowings under the 2025 Credit Facility are subject to the satisfaction of customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties.

On October 28, 2025, in connection with the entry into the Credit Agreement described above, the Company repaid in full all indebtedness and other obligations outstanding under, and terminated, the 2022 Credit Facility.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s results of operations, financial condition and liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of September 30, 2025 and for the three and nine month periods ended September 30, 2025 and 2024, which are included in this Quarterly Report, as well as the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Recent Developments
Restructuring Initiative
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). The Company expects to incur pre-tax expenses associated with the Restructuring Plan of approximately $42-$47 million in the aggregate, consisting of $37-$42 million in cash charges relating to employee separation expenses and approximately $5 million in other cash charges, primarily relating to contract cancellations. The majority of costs associated with the Restructuring Plan are expected to be recorded in the fourth quarter of 2025 in the Consumer and Industrial segments. The Company anticipates the Restructuring Plan will be substantially completed by the end of the first quarter of 2027.
2025 Credit Facility
On October 28, 2025, UL Solutions Inc. entered into a Credit Agreement (the “Credit Agreement”), by and among the Company and certain of its non-U.S. subsidiaries as co-borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (the “2025 Credit Facility”), with a $25 million sub-limit for the issuance of letters of credit. The Credit Agreement includes an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. On October 28, 2025, the Company borrowed $291 million under the 2025 Credit Facility. The initial borrowing was used to refinance the outstanding amounts under a credit agreement entered into in January 2022 with Bank of America, N.A. and certain other lenders, which provided for senior unsecured credit facilities in an aggregate principal amount of $1.25 billion (collectively, and as amended, the “2022 Credit Facility”). Additional amounts, if any, borrowed under the 2025 Credit Facility are anticipated to be used for general corporate purposes. For additional information regarding the 2025 Credit Facility and the 2022 Credit Facility, see “—Liquidity and Capital Resources” below.
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
Results of Operations
The following table sets forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,				Change
(in millions)	2025	% Revenue	2024	% Revenue
Revenue	$783	N/A	$731	N/A	$52
Cost of revenue	389	49.7%	373	51.0%	16
Selling, general and administrative expenses	238	30.4%	228	31.2%	10
Operating income	156	19.9%	130	17.8%	26
Interest expense	(10)	(1.3)%	(14)	(1.9)%	4
Income before income taxes	146	18.6%	116	15.9%	30
Income tax expense	40	5.1%	22	3.0%	18
Net income	$106	13.5%	$94	12.9%	12
Revenue

	Three Months Ended September 30,
(in millions)	2025	2024	Change	% Change
Industrial	$343	$317	$26	8.2%
Consumer	340	321	19	5.9%
Software and Advisory	100	93	7	7.5%
Total	$783	$731	$52	7.1%
Revenue increased by $52 million, or 7.1%, for the three months ended September 30, 2025, as compared to the same period in 2024. Revenue increased on an organic basis by $46 million, or 6.3%, due to organic growth across all segments in the third quarter of 2025, driven by the Industrial and Consumer segments in Certification Testing, Non-certification Testing and Other Services and Ongoing Certification Services revenue. FX increased revenue by $6 million, or 0.8%, primarily due to the relative strength of the euro.

	Three Months Ended September 30, 2025
(in millions)	Organic	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$23	$3	$26	7.3%	8.2%
Consumer	17	2	19	5.3%	5.9%
Software and Advisory	6	1	7	6.5%	7.5%
Total	$46	$6	$52	6.3%	7.1%
Cost of Revenue
Cost of revenue increased by $16 million, or 4.3%, for the three months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, depreciation and amortization increased $3 million related to the completion of additional laboratory capacity and software ready for its intended use. In addition, occupancy costs increased $3 million on an organic basis related to higher rent expense and utility costs. FX increased cost of revenue by $5 million, primarily due to the relative strength of the euro.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10 million, or 4.4%, for the three months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, employee compensation increased $6 million, related to base salary increases and higher costs associated with performance-based incentives, including the Company’s long-term incentive awards. In addition, technology costs increased $4 million on an organic basis, primarily associated with cloud computing service arrangements.
Interest Expense
Interest expense decreased by $4 million for the three months ended September 30, 2025, as compared to the same period in 2024. The decrease is primarily due to lower balances in the current period on the Company’s term loan and revolving loan commitments. For additional information refer to “—Liquidity and Capital Resources.”
Income Tax Expense
The effective tax rate for the three months ended September 30, 2025 was 27.4%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and limitations on current year compensation deductions of certain executive officers under U.S. Internal Revenue Code Section 162(m).
Several countries in which the Company operates have enacted into their local legislation effective either January 1, 2024, or January 1, 2025, aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax. The effective tax rate for the three months ended September 30, 2025 of 27.4% was higher than the effective tax rate for the three months ended September 30, 2024 of 19.0%, primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the three months ended September 30, 2024 of 19.0% differed from the U.S. federal statutory tax rate of 21%, primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by Section 162(m) limitations on current year compensation deductions of certain executive officers and U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes several corporate tax provisions that apply to the Company, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act and modifications to the international tax framework and business interest expense limitations. The Company has assessed the impact of the OBBBA and has determined that there is no material impact to its consolidated financial statements.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,				Change
(in millions)	2025	% Revenue	2024	% Revenue
Revenue	$2,264	N/A	$2,131	N/A	$133
Cost of revenue	1,146	50.6%	1,088	51.1%	58
Selling, general and administrative expenses	714	31.5%	696	32.7%	18
Operating income	404	17.8%	347	16.3%	57
Interest expense	(32)	(1.4)%	(42)	(2.0)%	10
Other (expense) income, net	(7)	(0.3)%	18	0.8%	(25)
Income before income taxes	365	16.1%	323	15.2%	42
Income tax expense	91	4.0%	63	3.0%	28
Net income	$274	12.1%	$260	12.2%	14

Revenue

	Nine Months Ended September 30,
(in millions)	2025	2024	Change	% Change
Industrial	$989	$926	$63	6.8%
Consumer	984	929	55	5.9%
Software and Advisory	291	276	15	5.4%
Total	$2,264	$2,131	$133	6.2%
Revenue increased by $133 million, or 6.2%, for the nine months ended September 30, 2025, as compared to the same period in 2024. Revenue increased on an organic basis by $137 million, or 6.4%, due to organic growth across all segments in 2025, driven by the Industrial and Consumer segments in Certification Testing, Ongoing Certification Services and Non-certification Testing and Other Services revenue. Acquisition / Divestiture decreased revenue by $8 million, or 0.4%, primarily due to the sale of the payments testing business in the Industrial segment.

	Nine Months Ended September 30, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$69	$(8)	$2	$63	7.5%	6.8%
Consumer	54	—	1	55	5.8%	5.9%
Software and Advisory	14	—	1	15	5.1%	5.4%
Total	$137	$(8)	$4	$133	6.4%	6.2%
Cost of Revenue
Cost of revenue increased by $58 million, or 5.3%, for the nine months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, employee compensation expenses increased $23 million, related to base salary and headcount increases. In addition, on an organic basis, professional fees increased $7 million related to outsourced labor associated with higher revenue and occupancy costs increased $10 million related to higher rent expense and utility costs. Depreciation and amortization increased $12 million on an organic basis related to the completion of additional laboratory capacity and software placed in service.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $18 million, or 2.6%, for the nine months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, employee compensation expenses increased $19 million, primarily due to base salary increases. In addition, technology costs increased $11 million on an organic basis, primarily associated with cloud computing service arrangements. The increase was partially offset by a $5 million organic decrease in professional fees related to the Company’s public offerings and higher accounting and legal costs in the prior year.
Interest Expense
Interest expense decreased by $10 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease is primarily due to lower balances in the current period on the Company’s term loan and revolving loan commitments. For additional information refer to “—Liquidity and Capital Resources.”
Other (Expense) Income, net
Other (expense) income, net decreased by $25 million primarily due to a $24 million gain on divestiture of the Company’s payments testing business in May 2024.

Income Tax Expense
The effective tax rate for the nine months ended September 30, 2025 was 24.9%, which differed from the U.S. statutory rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and limitations on current year compensation deductions of certain executive officers under U.S. Internal Revenue Code Section 162(m).
Several countries in which the Company operates have enacted into their local legislation effective either January 1, 2024, or January 1, 2025, aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax. The effective tax rate for the nine months ended September 30, 2025 of 24.9% was higher than the effective tax rate for the nine months ended September 30, 2024 of 19.5%, primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025.
The effective tax rate for the nine months ended September 30, 2024 of 19.5% differed from the U.S. federal statutory tax rate of 21%, primarily due to earnings subject to lower tax rates in foreign jurisdictions and a discrete tax benefit for the release of valuation allowances. This was partially offset by a discrete tax expense for the reduction to previously established deferred tax assets of approximately $5 million due to the Company becoming subject to Section 162(m), which limits compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year deductions, and U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes several corporate tax provisions that apply to the Company, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act and modifications to the international tax framework and business interest expense limitations. The Company has assessed the impact of the OBBBA and has determined that there is no material impact to its consolidated financial statements.
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
The following tables summarize the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$343	$317	$26	8.2%	$989	$926	$63	6.8%
Employee compensation	155	150	5	3.3%	455	444	11	2.5%
Services and materials	71	65	6	9.2%	208	199	9	4.5%
Depreciation and amortization	13	12	1	8.3%	41	33	8	24.2%
Segment operating income	$104	$90	$14	15.6%	$285	$250	$35	14.0%

Segment operating income margin	30.3%	28.4%			28.8%	27.0%

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in millions)	Organic	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$23	$3	$26	$69	$(8)	$2	$63
Segment operating income change	$14	$—	$14	$36	$(1)	$—	$35

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenue
Revenue increased by $26 million, or 8.2%, for the three months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $23 million, or 7.3%, primarily due to growth in Certification Testing revenue of $13 million across most industries, driven primarily by continued demand for energy and automation. Ongoing Certification Services revenue increased $9 million across most industries due in part to price increases. FX increased revenue by $3 million, or 0.9%, primarily due to the relative strength of the euro.
Segment Operating Income
Segment operating income increased by $14 million, or 15.6%, for the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to the $23 million increase in organic revenue noted above. This was partially offset by a $9 million organic increase in expenses, primarily due to higher employee compensation of $3 million related to base salary and headcount increases. Depreciation and amortization also increased $2 million on an organic basis primarily related to the completion of additional laboratory capacity.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenue
Revenue increased by $63 million, or 6.8%, for the nine months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $69 million, or 7.5%, primarily due to growth in Certification Testing revenue of $32 million across most industries, driven by continued demand for energy and automation, price increases, and new capacity provided by recent laboratory investments. Ongoing Certification Services revenue increased $30 million across most industries due in part to price increases and additional volume. Acquisition / Divestiture decreased revenue by $8 million, or 0.9%, primarily due to the sale of the payments testing business.
Segment Operating Income
Segment operating income increased by $35 million, or 14.0%, for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to the $69 million increase in organic revenue noted above. This was partially offset by a $33 million organic increase in expenses, primarily due to higher employee compensation of $13 million related to base salary and headcount increases. Depreciation and amortization also increased $7 million on an organic basis primarily related to the completion of additional laboratory capacity. In addition, technology costs increased $4 million on an organic basis, primarily associated with cloud computing service arrangements.
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

The following tables summarize the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$340	$321	$19	5.9%	$984	$929	$55	5.9%
Employee compensation	189	182	7	3.8%	559	536	23	4.3%
Services and materials	87	82	5	6.1%	256	242	14	5.8%
Depreciation and amortization	20	20	—	—%	59	59	—	—%
Segment operating income	$44	$37	$7	18.9%	$110	$92	$18	19.6%

Segment operating income margin	12.9%	11.5%			11.2%	9.9%

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$17	$—	$2	$19	$54	$—	$1	$55
Segment operating income change	$8	$(1)	$—	$7	$21	$(3)	$—	$18
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenue
Revenue increased by $19 million, or 5.9%, for the three months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $17 million, or 5.3%, primarily due to Non-certification Testing and Other Services revenue growth of $10 million in consumer technology driven by increased demand for electromagnetic compatibility testing for consumer electronics and in retail.
Segment Operating Income
Segment operating income increased by $7 million for the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to the $17 million increase in organic revenue noted above. This was partially offset by a $9 million organic increase in expenses, primarily due to higher employee compensation of $5 million, related to base salary increases.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenue
Revenue increased by $55 million, or 5.9%, for the nine months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $54 million, or 5.8%, primarily due to Non-certification Testing and Other Services revenue growth of $32 million in consumer technology driven by increased demand for electromagnetic compatibility testing for consumer electronics and in retail.
Segment Operating Income
Segment operating income increased by $18 million for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to the $54 million increase in organic revenue noted above. This was partially offset by a $33 million organic increase in expenses, primarily due to higher employee compensation of $23 million, related to base salary increases. In addition, technology costs increased $6 million on an organic basis, primarily associated with cloud computing service arrangements.

Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following tables summarize the change in Software and Advisory’s revenue and operating income for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$100	$93	$7	7.5%	$291	$276	$15	5.4%
Employee compensation	64	63	1	1.6%	198	191	7	3.7%
Services and materials	15	16	(1)	(6.3)%	47	47	—	—%
Depreciation and amortization	13	11	2	18.2%	37	33	4	12.1%
Segment operating income	$8	$3	$5	166.7%	$9	$5	$4	80.0%

Segment operating income margin	8.0%	3.2%			3.1%	1.8%

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$6	$—	$1	$7	$14	$—	$1	$15
Segment operating income change	$7	$(1)	$(1)	$5	$6	$(2)	$—	$4
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenue
Revenue increased by $7 million, or 7.5%, for the three months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $6 million, or 6.5% driven by demand for software, including retail product compliance, and demand for advisory services.
Segment Operating Income
Segment operating income increased by $5 million for the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to the $6 million increase in organic revenue noted above and higher employee utilization.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenue
Revenue increased by $15 million, or 5.4%, for the nine months ended September 30, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $14 million, or 5.1% driven by demand for software, including retail product compliance.
Segment Operating Income
Segment operating income increased by $4 million for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to the $14 million increase in organic revenue noted above. This was partially offset by an $8 million organic increase in expenses, primarily driven by higher employee compensation of $6 million related to base salary increases.

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
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Net income	$106	$94	$274	$260
Net income margin	13.5%	12.9%	12.1%	12.2%
Adjusted EBITDA	$217	$183	$575	$487
Adjusted EBITDA margin	27.7%	25.0%	25.4%	22.9%
Adjusted Net Income	$119	$104	$309	$259
Adjusted Net Income margin	15.2%	14.2%	13.6%	12.2%

Diluted Earnings per Share	$0.49	$0.44	$1.27	$1.22
Adjusted Diluted Earnings Per Share	$0.56	$0.49	$1.44	$1.21

Net Cash provided by Operating Activities			$456	$394
Free Cash Flow			$317	$215

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
The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Net income	$106	$94	$274	$260
Depreciation and amortization expense	46	43	137	125
Interest expense	10	14	32	42
Other expense (income), net	—	—	7	(18)
Income tax expense	40	22	91	63
Stock-based compensation	15	10	36	16
Restructuring	—	—	(2)	(1)
Adjusted EBITDA	$217	$183	$575	$487
Revenue	$783	$731	$2,264	$2,131
Net income margin	13.5%	12.9%	12.1%	12.2%
Adjusted EBITDA margin	27.7%	25.0%	25.4%	22.9%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Industrial
Segment operating income	$104	$90	$285	$250
Depreciation and amortization expense	13	12	41	33
Stock-based compensation	6	4	14	6
Adjusted EBITDA	$123	$106	$340	$289
Revenue	$343	$317	$989	$926
Operating income margin	30.3%	28.4%	28.8%	27.0%
Adjusted EBITDA margin	35.9%	33.4%	34.4%	31.2%

Consumer
Segment operating income	$44	$37	$110	$92
Depreciation and amortization expense	20	20	59	59
Stock-based compensation	6	5	16	8
Restructuring	—	—	(2)	(1)
Adjusted EBITDA	$70	$62	$183	$158
Revenue	$340	$321	$984	$929
Operating income margin	12.9%	11.5%	11.2%	9.9%
Adjusted EBITDA margin	20.6%	19.3%	18.6%	17.0%

Software and Advisory
Segment operating income	$8	$3	$9	$5
Depreciation and amortization expense	13	11	37	33
Stock-based compensation	3	1	6	2
Adjusted EBITDA	$24	$15	$52	$40
Revenue	$100	$93	$291	$276
Operating income margin	8.0%	3.2%	3.1%	1.8%
Adjusted EBITDA margin	24.0%	16.1%	17.9%	14.5%

Adjusted EBITDA	$217	$183	$575	$487
Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for other expense (income), net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, adjusted to give effect to the income tax impact of such adjustments. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2025	2024	2025	2024
Net income	$106	$94	$274	$260
Other expense (income), net	—	—	7	(18)
Stock-based compensation	15	10	36	16
Restructuring	—	—	(2)	(1)
Tax effect of adjustments(a)	(2)	—	(6)	2
Adjusted Net Income	$119	$104	$309	$259
Revenue	$783	$731	$2,264	$2,131
Net income margin	13.5%	12.9%	12.1%	12.2%
Adjusted Net Income margin	15.2%	14.2%	13.6%	12.2%
__________________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the taxable income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Adjusted Diluted Earnings Per Share
The Company defines Adjusted Diluted Earnings Per Share as diluted earnings per share attributable to stockholders of UL Solutions adjusted for other expense (income), net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, adjusted to give effect to the income tax impact of such adjustments.
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted earnings per share	$0.49	$0.44	$1.27	$1.22
Other expense (income), net	—	—	0.03	(0.09)
Stock-based compensation	0.08	0.05	0.18	0.08
Restructuring	—	—	(0.01)	(0.01)
Tax effect of adjustments(a)	(0.01)	—	(0.03)	0.01
Adjusted Diluted Earnings Per Share	$0.56	$0.49	$1.44	$1.21
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
The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$456	$394
Capital expenditures	(139)	(179)
Free Cash Flow	$317	$215

Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are cash and cash equivalents on hand and short-term investments, cash flows from operating activities and cash borrowed under the 2025 Credit Facility. The Company believes the combination of cash and cash equivalents on hand and short-term investments, the generation of cash from operating activities, funds available under the 2025 Credit Facility, as well as the Company’s ability to access the capital markets provide sufficient liquidity to meet the Company’s cash requirements for working capital, capital expenditures, service of indebtedness and to address other needs for the next twelve months and the foreseeable future thereafter, as well as to finance acquisitions, make contributions to the Company’s pension and postretirement plans and pay dividends to stockholders, as the Company’s board of directors deems appropriate.
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
As of September 30, 2025, the Company had $255 million in cash and cash equivalents, $44 million in short-term investments, and $699 million of unused availability under the 2022 Credit Facility and access to an accordion feature permitting an increase in the 2022 Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. Subsequent to the balance sheet date, the 2022 Credit Facility was replaced with the 2025 Credit Facility which provides for a $1.0 billion senior unsecured five-year multi-currency revolving credit facility and an accordion feature permitting an increase by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$456	$394
Net cash used in investing activities	$(183)	$(175)
Net cash used in financing activities	$(314)	$(202)
Cash flows from operating activities
Net cash provided by operating activities was $456 million for the nine months ended September 30, 2025, an increase of $62 million compared to net cash provided by operating activities of $394 million for the same period in 2024. The increase was primarily driven by higher net income after non-cash adjustments due to business performance during the nine months ended September 30, 2025 compared to the same period in 2024 and employee contributions to the Company’s employee stock purchase plan which was not in place during the same period in 2024.
Cash flows from investing activities
Net cash used in investing activities was $183 million for the nine months ended September 30, 2025, an increase of $8 million compared to net cash used in investing activities of $175 million for the same period in 2024. The change was primarily driven by a $43 million increase in purchases of investments net of sales for the nine months ended September 30, 2025 compared to the same period in 2024 and proceeds from the divestiture of the Company’s payments testing business of $30 million for the nine months ended September 30, 2024. The change was partially offset by a $40 million decrease in capital expenditures and a $25 million decrease in cash paid for acquisitions compared to the same period in 2024.

Cash flows from financing activities
Net cash used in financing activities was $314 million for the nine months ended September 30, 2025, an increase of $112 million compared to net cash used in financing activities of $202 million for the same period in 2024. The change was primarily driven by a $90 million increase in repayments net of proceeds on the Company’s 2022 Credit Facility compared to the same period in 2024 and $14 million in employee taxes paid on settlement of stock-based compensation for the nine months ended September 30, 2025 which did not occur for the same period in 2024.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software functionality. Cash paid for capital expenditures decreased $40 million, to $139 million for the nine months ended September 30, 2025, compared to $179 million for the same period in 2024, which included construction of a new battery testing laboratory in Auburn Hills, Michigan.
Long-Term Debt
2022 Credit Facility
In January 2022, the Company entered into the 2022 Credit Facility with Bank of America, N.A. and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.25 billion, consisting of term loans and revolving loan commitments. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company (“UL LLC”), provides a guaranty of its obligations thereunder. As of September 30, 2025, the Company was in compliance with all covenants under the 2022 Credit Facility. As described below, in connection with the entry into the 2025 Credit Facility, the Company repaid in full all indebtedness and other obligations outstanding under, and terminated, the 2022 Credit Facility.
2025 Credit Facility
In October 2025, the Company entered into a Credit Agreement, by and among the Company and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto.
The Credit Agreement provides for $1.0 billion senior unsecured five-year multi-currency revolving loan commitments, with a $25 million sub-limit for the issuance of letters of credit. The 2025 Credit Facility includes an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company.
On October 28, 2025, the Company borrowed $291 million under the 2025 Credit Facility. The initial borrowing was used to refinance the outstanding amounts under the 2022 Credit Facility. Additional amounts, if any, borrowed under the 2025 Credit Facility are anticipated to be used for general corporate purposes.
Borrowings under the 2025 Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (a) a specified benchmark rate for the applicable currency (which, in the case of U.S. Dollar loans, shall be the Term SOFR or Daily SOFR (in each case as defined in the Credit Agreement), at the applicable Borrower’s option), plus a margin that ranges from 0.875% to 1.375% per annum or (b) for U.S. Dollar loans made to the Company only, a base rate (which is equal to the highest of (i) the Bank of America prime rate, (ii) the U.S. federal funds rate plus 0.5% per annum, or (iii) the Term SOFR or Daily SOFR rate plus 1.0%) plus a margin that ranges from 0.0% to 0.375% per annum. The 2025 Credit Facility matures on October 28, 2030 and may be prepaid without fees or penalties, subject to reimbursement of the lenders’ customary breakage and redeployment costs in applicable cases.
The 2025 Credit Facility also includes a financial covenant, tested quarterly, which requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permits the netting of up to $250 million of unrestricted cash from funded debt.
The 2025 Credit Facility includes customary representations and warranties, covenants and events of default, subject to certain customary exceptions, materiality thresholds and grace periods. The covenants include, among other things, financial reporting, maintenance of line of business, notices of default and other material changes, as well as limitations on investments and acquisitions, mergers and transfers of all or substantially all assets, dividends and distributions, burdensome contracts with affiliates, liens and indebtedness. Future borrowings under the 2025 Credit Facility are subject to the satisfaction of customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties.
Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
In connection with the issuance of the notes, the Company entered into a registration rights agreement on the same date. In September 2025, pursuant to the registration rights agreement, the Company completed an exchange offer, pursuant to which the Company exchanged all of the outstanding notes for new 6.500% senior notes due 2028 registered under the Securities Act of 1933, as amended (the “exchange notes”). The terms of the exchange notes are substantially the same as the notes. Subsequent to the balance sheet date, the Company entered into a Credit Agreement on October 28, 2025, and repaid in full all indebtedness and other obligations outstanding under, and terminated, the 2022 Credit Facility. In connection with such termination, the guaranty by UL LLC of the Company’s obligations under the 2022 Credit Facility and the notes was released. Refer to Item 1, Note 18, “Subsequent Events”.
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
In the three and nine months ended September 30, 2025, the Company paid dividends to stockholders of $26 million and $78 million, respectively. In the three and nine months ended September 30, 2024, the Company paid dividends to stockholders of $25 million and $75 million, respectively.
Contractual Obligations
The Company has purchase obligations related to agreements to purchase goods and services that are enforceable and legally binding, and that specify all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Purchase obligations exclude liabilities that are included on the Company’s Condensed Consolidated Balance Sheets and include commitments for outsourced services, facilities, capital expenditures, cloud service arrangements and various other types of noncancelable contracts.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the Company’s expected growth, future capital expenditures and the Restructuring Plan are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “likely,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continues” and variations of these terms and similar expressions, or the negative of these terms or similar expressions (although not all forward-looking statements may contain such words). The Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•risks that the Company may be unable to implement the Restructuring Plan on the anticipated timing, that local law and consultation requirements, including for potential position eliminations, extends the restructuring process further in certain countries or causes the actual charges and expenditures that the Company incurs in connection with the restructuring plan, and the timing thereof, to differ materially from estimates, that the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring Plan and that the Company may not be able to realize the anticipated benefits of the Restructuring Plan; and
•the other factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
The Company’s operating results are subject to risk from interest rate fluctuations on its credit facilities, which carry variable interest rates. Borrowings under the 2022 Credit Facility bore interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Term SOFR (as defined in the 2022 Credit Facility) plus a Secured Overnight Financing Rate (“SOFR”) adjustment of 0.1% plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). Borrowings under the 2025 Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (a) a specified benchmark rate for the applicable currency (which, in the case of U.S. Dollar loans, shall be the Term SOFR or Daily SOFR (in each case as defined in the Credit Agreement), at the applicable Borrower’s option), plus a margin that ranges from 0.875% to 1.375% per annum or (b) for U.S. Dollar loans made to the Company only, a base rate (which is equal to the highest of (i) the Bank of America prime rate, (ii) the U.S. federal funds rate plus 0.5% per annum, or (iii) the Term SOFR or Daily SOFR rate plus 1.0%) plus a margin that ranges from 0.0% to 0.375% per annum.
Because the Company’s borrowings bear interest at a variable rate, the Company is exposed to market risks relating to changes in interest rates. The Company is also exposed to interest rate risk associated with its cash and cash equivalents and short-term investments balances. The Company does not currently use derivative financial instruments in its investment portfolio.
During the first nine months of 2025, the variable interest rates applicable to both benchmark rate loans and base rate loans under the 2022 Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The increased interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the 2025 Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rates for the Company’s term loan and revolving credit facility as of September 30, 2025 were 5.26% and 5.34%, respectively, which were floating rates based on the Term SOFR (as defined in the 2022 Credit Facility) plus a SOFR adjustment of 0.10%. A hypothetical 100 basis point change in interest rates affecting the 2022 Credit Facility would result in a change to the annual interest expense of approximately $2 million, based on outstanding borrowings at September 30, 2025. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents or short-term investments would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the euro, the Chinese renminbi, the Japanese yen, the New Taiwan dollar, the Korean won, the British pound sterling, the Mexican peso and the Singapore dollar. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the nine months ended September 30, 2025, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
4.1
Indenture, dated as of August 5, 2025, between UL Solutions Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form S-3ASR filed with the SEC on August 5, 2025).

10.1†	Amendment to Offer Letter, dated as of August 12, 2025, between UL LLC and Weifang Zhou (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 14, 2025).
10.2†
Amendment to Offer Letter, dated as of August 12, 2025, between UL Solutions Inc. and Alex Dadakis (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 14, 2025).

10.3†
Amendment to Amended and Restated Employment Contract, dated as of August 12, 2025, between UL International Demko A/S and Gitte Schjøtz (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 14, 2025).

10.4
Credit Agreement, dated as of October 28, 2025, among UL Solutions Inc., UL International (UK) Limited, Underwriters Laboratories Holdings B.V., UL GmbH and UL International-Singapore Private Limited, as borrowers, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 28, 2025).

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
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: November 4, 2025
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)