Form 10-K
period 2025-12-31
UL Solutions Inc.
filed 2026-02-19
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
(Address of Principal Executive Offices) (Zip Code)
(847) 272-8800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	ULS	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates was approximately $4,518 million as of June 30, 2025, based on the closing sale price as reported on the New York Stock Exchange on such date.
The registrant had outstanding 77,287,211 shares of Class A common stock, par value $0.001 per share, and 123,755,000 shares of Class B common stock, par value $0.001 per share, as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

UL Solutions Inc.
Table of Contents

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the Company’s expected growth, future capital expenditures, the Restructuring Plan (as defined below), including the Company’s estimates of the charges and expenditures in connection therewith and the timing thereof and the Company’s estimates of the benefits of such Restructuring Plan, the payment of quarterly dividends, and the Company’s plans to sell its Employee Health and Safety software business, including the Company’s estimates of the timing thereof and the expected benefits of such sale, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “likely,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continues” and variations of these terms and similar expressions, or the negative of these terms or similar expressions (although not all forward-looking statements may contain such words). The Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause the Company’s actual results to differ materially from those expressed or implied in these forward-looking statements, including, but not limited to, the following:
•any failure on the Company’s part to protect and maintain its brand and reputation, or the impact on its brand or reputation of third-party events or actions outside of its control;
•risks associated with the Company’s information technology and software, including those relating to any future data breach or other cybersecurity incident;
•the potential disruption of the industries in which the Company operates by technological advances in artificial intelligence;
•the Company’s ability to innovate, adapt to changing customer needs and successfully introduce new products and services in response to changes in the Company’s industries and technological advances;
•the Company’s ability to compete in its industries and the effects of increased competition from its competitors;
•risks associated with conducting business outside the United States, including those relating to fluctuations in foreign currency exchange rates; the imposition of tariffs and enhanced trade, import or export restrictions or changes in U.S. trade policy or similar government actions; and global, regional or political instability and geopolitical tensions;
•risks related to sustainability;
•risks associated with the Company’s operations in China, which subject the Company and UL-CCIC Company Limited (“UL-CCIC”), the Company’s joint venture with the China Certification & Inspection (Group) Co., Ltd. (“CCIC”), to China’s complex and rapidly evolving laws, which may be interpreted, applied or enforced inconsistently or in ways inconsistent with its current operations, as well as risks associated with the fact that the Chinese government has the power to exercise significant oversight and discretion over, and intervene in and influence, its business operations in China;
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
•the Company’s ability to generate sufficient cash to service its indebtedness and invest in the ongoing needs of its business;
•the increased expenses and responsibilities associated with being a public company;
•the significant influence that ULSE Inc. (“UL Standards & Engagement”) has over the Company, including pursuant to its rights under the Company’s amended and restated certificate of incorporation and the Stockholder Agreement, dated as of April 2, 2024, by and between the Company and UL Standards & Engagement (the “Stockholder Agreement”);
•natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses;
•changes in tax laws in jurisdictions in which the Company operates or adverse outcomes resulting from examination of the Company’s or its affiliates’ tax returns;
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

PART I
ITEM 1. Business
Our Company
UL Solutions Inc. (together with its consolidated subsidiaries, “UL Solutions”, the “Company”, “we”, “our”, and “us”) is a global safety science leader that provides Testing, Inspection and Certification (“TIC”) services and related software and advisory offerings to customers worldwide. We work for a safer world. Our mission drives our actions, inspires our employees and is the key to our success. We strive to be our customers’ most trusted science-based safety, security and sustainability partner. Our history dates back to our founding in 1894 as part of the nonprofit Underwriters Electrical Bureau, a predecessor to Underwriters Laboratories Inc. (“UL Research Institutes”), UL Standards & Engagement and UL Solutions. UL Research Institutes is the sole member of UL Standards & Engagement, which controls the majority of the voting power of our common stock.
As the largest TIC services provider headquartered in North America (by revenue) with a global network of laboratories, we provided a comprehensive set of product safety, security and sustainability solutions to more than 80,000 customers across over 110 countries in 2025. Our distinguished heritage and our long history of operating at the forefront of safety science enables us to achieve and maintain more than 650 technical accreditations and 76 commercial software solutions, and to remain active in over 1,200 standards panels and technical committees globally, which underpins the expertise we offer to our customers. Furthermore, we offer over 350 independent third-party conformity assessment services around the world and are capable of testing and certifying against over 4,000 global standards, which affords us vast insight into the safety of products across a wide range of end markets and geographies. We are the owner of the iconic UL-in-a-circle certification mark (the “UL Mark”) that appears on billions of products around the world. We offer our customers global market access services that help them ensure the safety and quality of their products while also supporting their efforts to manage the broader risks they face throughout their product lifecycle processes.
The outsourced product TIC market, where we currently focus, is served by our Industrial and Consumer segments, which provide comprehensive testing, inspection and certification services to customers across a broad array of end markets. Our Software and Advisory (“S&A”) segment, which also serves the outsourced product TIC market, is a global provider of software, data and advisory solutions. These offerings enable our customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. We generate revenue in these segments and the following service categories: Certification Testing; Ongoing Certification Services; Non-certification Testing and Other Services; and Software. As the global economy continues to evolve and becomes more digital and inter-connected, our customers continue to seek ways to bridge traditional TIC needs with next generation cloud-based software and services to better mitigate risk and enhance their business performance.
Our Segments
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer will evaluate business performance and allocate resources. The amounts and discussions included within this Form 10-K reflect the Company’s segment structure that existed through the end of 2025. Refer to Part II, Item 8, “Notes to the Consolidated Financial Statements”, Note 22, “Subsequent Events” for further details.
Industrial
Our Industrial segment provides TIC services to help ensure that our customers’ industrial products meet or exceed international standards for product safety, performance and sustainability. Our services address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building and asset owners, end users and regulators. We believe the products we test, certify and inspect in this segment generally represent very high cost of failure components, which in turn drives customers in this segment to choose providers like us based on our deep technical expertise, consistency and quality of service.
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
Expand TIC service offerings. We have a sizeable opportunity to expand our TIC services to reflect the growing interconnectivity of our world and the new safety, security and sustainability needs of industrial and consumer products that result therefrom. Our customers rely on our deep expertise in innovative and cost-effective solutions as the safety and regulatory environment changes and requires them to seek additional third-party TIC support. For example, the rapid increase for energy demand globally being driven by a number of factors, including the expansion of AI data centers, requires new safety and security measures, backed by research, standards and regulations. Today’s energy ecosystem is increasingly complex, bidirectional and interconnected, requiring new innovations, including wire and cable, components, products and systems, all of which must be evaluated for compatibility, stability and safety.
Expand S&A offerings. As our core TIC customer needs have evolved, we have extended our business beyond product testing to serve as a global provider of software, data and advisory solutions, enabling our customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. S&A offerings allow us to serve a broader addressable market and represent a significant growth opportunity and recurring revenues with existing and new customers. In 2025, approximately 65% of our global and strategic accounts cross-purchased software and advisory solutions to complement their core TIC needs, driving business growth with attractive recurring revenues. One key expansion area is supply chain software that enables many of the world’s largest retailers and manufacturers, among others, to effectively evaluate and ensure regulatory compliance, chemical safety and sustainability across their products. On January 31, 2024, we launched ULTRUSTM, our brand that unites our flagship software that helps customers meet regulatory, supply chain and sustainability challenges.

Deploying Capital for Acquisition-Related Growth
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
Employing Operational Strategies to Expand Margins
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
Our Service Offerings
We generate our revenue through four major service categories (percent of revenue for 2025):
Certification Testing (approximately 28% of revenue). We evaluate products, components and systems according to global or regional regulatory requirements and other design and performance specifications. Select certification testing services include testing to global or regional standards, engineering evaluation and project review and functional safety testing of embedded software. Certification testing services generally align with the new product development cycle and help customers mitigate risk, demonstrate compliance with regulatory requirements and deliver confidence to businesses and consumers, resulting in demand for ongoing certification services. As a result of the certification process, we may authorize our customers to use our certification marks, including the UL Mark, on their products, packaging and marketing collateral as part of their manufacturing, distribution and marketing processes to demonstrate to the marketplace that their product has met the applicable requirements. Certification testing services often lead to ongoing certification services to support the continued safety, compliance and performance objectives of the customer.
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
Software (approximately 9% of revenue). We provide software as a service (“SaaS”) and license-based software solutions, including implementation and training services related to software, to enable our customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. Our SaaS and licensed software solutions provide data-driven product stewardship, chemicals management, supply chain insights, environmental, social and governance (“ESG”) data and reporting, environmental, health and safety (“EHS”) training, management and compliance, and additional regulatory driven software solutions.

Our Team and Talent Management
We employ leading talent, with technical expertise throughout the organization. As of December 31, 2025, we had a total of 14,587 full-time employees and 264 part-time employees. Our technical team of approximately 9,900 scientists, engineers and other specialized technical and regulatory experts has been purpose-built over many years and is core to our competitive differentiation. As of December 31, 2025, our highly experienced employee base had an average tenure with UL Solutions of nine years with us or our affiliates, and our technical talent had an average tenure of 11 years, which instills trust within our customers and provides superior outcomes in safety, security and sustainability.
None of our U.S.-based employees are covered by collective bargaining agreements, although approximately 10% of our employees are represented by foreign trade unions and work councils in the Americas, the APAC region, Europe, the Middle East and Africa, which could subject us to arrangements very similar to collective bargaining agreements. In Europe, approximately 20% of our workforce are represented by work council committees. We have not experienced any work stoppages or strikes that have had a material adverse effect on our operations. We consider our relationships with our employees to be collaborative.
Talent, Engagement and Development
Our talent management strategy is to attract, grow and retain a global and inclusive workforce where individuals can achieve their highest potential, regardless of background, through rewarding high performance and offering development programs. Our talent development programs include on-the-job training, professional development, internal and external partner leadership programs, organizational development and a self-service curriculum. As part of our broader employee development process, our proprietary UL University program provides education and training to all of our employees through a comprehensive portfolio of instructor-led, online and self-directed learning options.
Information Technology
Our scalable, efficient and high-quality information technology capabilities enable us to enhance both the customer experience and our internal operational efficiencies. These capabilities are supported by centrally managed IT and security teams working under a comprehensive strategy and multi‑year roadmap designed to improve customer satisfaction, employee productivity, and cybersecurity resiliency.
Our customers value the trusted information we generate and the data we provide. Our ULTRUSTM software portfolio is built on a shared platform that delivers a common user experience and integrated applications. Across multiple ULTRUSTM software solutions, we incorporate artificial intelligence capabilities that help customers accelerate product launches, improve regulatory compliance, and strengthen their sustainability initiatives.
Our employees benefit from globally aligned processes and decision-support capabilities enabled by leading commercial off-the-shelf technologies, including Oracle, Microsoft and Salesforce. These platforms embed artificial intelligence that enhances the speed and quality of decision-making across our organization.
Technology initiatives currently underway include efforts to:
•Expand software-enabled compliance tools;
•Strengthen customer access to certification and compliance data; and
•Modernize service delivery systems through automation and intelligent workflows.
Competition
We operate in a global and highly fragmented industry that is diverse across geographies, services and markets. The global TIC industry has a number of large, global market participants, and the broader landscape also remains highly fragmented and intensely competitive. We are subject to competition from a broad range of players including large and global public and private firms, as well as a broad number of smaller companies and new entrants. In our S&A segment, we also compete against a diverse group of point solution providers. We believe the primary competitive differentiators of our services are our capabilities, global reach, large installed base of laboratories and equipment, reputation and operational track record. Additionally, we believe we have a competitive advantage over our peers through the integrity of our work, which has led to third party recognition by governments and international bodies. Our technical expertise and safety science thought leadership drives our accreditation management capabilities, which provide a high degree of business continuity and reliability to our customers.
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
Our current key credentials include those granted by key regulators and authorities in North America, Asia and Europe. Typically, such credentials are critical in serving customers in highly regulated sectors, such as the medical device industry; in sectors where third-party providers are relied upon, such as the electrical and electronic equipment industry; and in highly regulated markets, such as mainland China.
Our global governance structure includes the active management of successful renewal of such credentials, the expansion or consolidation of these credentials, where warranted, and the pursuit of new credentials to preserve and to enable our ability to serve customers continuously.
Some of our credentials are granted by government agencies in North America, Asia and Europe. For example, we have credentials issued by the U.S. Occupational Safety & Health Administration (“OSHA”) and the China National Certification and Accreditation Administration (the “CNCA”), which are among some of the key credentials for our operations.
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
Compliance with EHS laws and regulations increases our operating costs, limits or restricts the services we provide, or the methods by which we offer, sell and fulfill those services or conduct our business, and subjects us to the possibility of regulatory or private actions or proceedings. In addition, violations of EHS laws and regulations could result in significant administrative, civil, or criminal penalties, remedial cleanups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. We maintain an environmental, health and safety compliance program, including policies and standards, dedicated staff, and periodic auditing and training. Compliance with laws regulating contamination and the discharge of materials into the environment, or otherwise relating to the protection of the environment or human health and safety, have not had a material effect on our capital expenditures, earnings, or competitive position, and are not currently material to our total operating costs or cash flows. However, environmental liabilities can change substantially, including due to changes in laws and regulations, and any future violations of applicable laws or regulations could adversely affect our business, financial condition and results of operations.
There has been a trend in favor of increased restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. For example, climate change continues to attract considerable public and scientific attention, and numerous proposals have been, and will likely continue to be, introduced to monitor and limit emissions of greenhouse gases. While we cannot predict future developments, the adoption and implementation of new or more stringent international, federal, regional, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for greenhouse gas emissions could result in increased costs of compliance. There were no material capital expenditures for environmental control facilities in 2023, 2024 or 2025, and there are no material investments currently planned for 2026; however, we may make material expenditures related to environmental control facilities generally in the future.

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
We believe many of our service marks, certification marks, trademarks and trade names are important to our success, and as of December 31, 2025, our trademark portfolio included approximately 120 registered U.S. trademarks and approximately 8 pending U.S. trademark applications, and approximately 2,000 registered trademarks and 100 pending trademark applications in other countries. We endeavor to take prudent measures to protect our trademarks and certification marks against counterfeiting and other forms of infringement and, in turn, maintain the value and integrity of our trademarks and certification marks for us and our customers who make the decision to pursue UL certification and carry the UL Mark on their products. We do this by, among other things, using a global trademark watch service; recording our marks with customs agencies around the world; engaging in opposition proceedings in various trademark offices; sending cease-and-desist letters to counterfeiters and other infringers and pursuing legal action against them where appropriate; and partnering with customers, code authorities and law enforcement to provide them with tools and information necessary to distinguish between authentic and counterfeit UL Marks so that we may work together in diverting any unauthorized UL marked product out of the stream of commerce.
As of December 31, 2025, we had approximately 27 issued U.S. patents and approximately 24 U.S. patent applications pending, all in various stages of examination. We cannot assure you whether any of our trademark or patent applications will result in the issuance of a trademark registration or patent, as applicable, or whether the examination process will require us to narrow the scope of protection that we are seeking. Any of our existing trademark registrations or patents and any that are issued in the future may be contested, circumvented, found unenforceable, cancelled or invalidated, and we may not be able to prevent third parties from infringing them.
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
UL-CCIC Agreement
We, via our wholly owned subsidiary UL LLC, own 70% of the issued and outstanding equity interests of UL-CCIC, an entity formed under the laws of the People’s Republic of China (“P.R.C”). The remaining 30% equity interest is owned by CCIC, a Chinese state-owned enterprise. UL-CCIC is governed by an agreement first entered into on June 26, 2002, and has been amended from time to time. UL-CCIC was established with an initial duration of 10 years, starting from the date that it obtained its business license. This duration has been subsequently extended twice and currently expires in January 2033 pursuant to the amended and restated agreement the Company entered into with CCIC on October 28, 2022. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 7, “Investments in Equity Securities” for further details.
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

ITEM 1A. Risk Factors
UL Solutions’ business is subject to various risks and uncertainties. The following summary highlights some of the risks the Company is exposed to in the normal course of its business activities. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. This summary is not complete and the risks summarized below are not the only risks the Company faces. You should review and consider carefully the risks and uncertainties described in more detail following this summary in this Item 1A of Part I, which includes a more complete discussion of the risks summarized below, as well as a discussion of other risks related to the Company’s business and an investment in its Class A common stock.
Summary Risk Factors
•Because the Company’s success depends substantially on the value of its brand and reputation, any adverse publicity, damage to its brand or loss of reputation could impact the demand for its services, erode its market share or otherwise have a material adverse effect on its business, financial condition and results of operations.
•The Company or the third parties that it interacts with face cybersecurity risks and may fail to adequately secure or maintain the confidentiality, integrity or availability of data held as a result of a compromise of systems or data, which could result in a material adverse effect on the Company’s business, financial condition and results of operations, and it may incur increasing costs in an effort to mitigate this risk. The Company is subject to evolving and complex data privacy and data protection laws, the violation of which could result in significant fines, operational restrictions or reputational harm.
•Technological advances in artificial intelligence (“AI”) may in the future disrupt the industries in which the Company operates, which could significantly reduce the demand for the Company’s services or otherwise adversely impact the Company’s reputation and business if it is unable to successfully keep pace and navigate this evolving environment. Regulatory landscapes relating to AI may impact the Company’s ability to use AI and limit the Company’s ability to operate and expand, and actual or perceived failures to comply with regulations relating to AI could result in significant liability or reputational harm.
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
•The Company maintains significant international operations and is subject to a variety of risks associated with doing business outside the United States, including difficulties associated with maintaining compliance with numerous laws and regulations, the imposition of tariffs and enhanced trade, import or export restrictions or changes in U.S. trade policy or similar government actions, general economic, social and political conditions and geopolitical tensions in countries where it operates and the need to expand into, and compete in, new jurisdictions resulting from shifts in supply chains.
•The Company may be adversely affected by global and regional economic and political instability.
•The Company conducts significant business in China, including through its joint venture with CCIC, and is therefore subject to China’s laws and regulations. These laws and regulations may change rapidly and with little notice, may be interpreted, applied or enforced inconsistently by different agencies or authorities and may be inconsistent with or restrictive of the Company’s current operations. Any new or changed regulations and policies, including in the economic policies of China, could result in a material change in the Company’s operations. The Chinese government has the power to exercise significant oversight and discretion over the conduct of the Company’s business in China at any time, without notice, including placing restrictions on its operations in China.
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

•The Company is subject to risks related to sustainability.
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
•Allegations of the Company’s failure to properly perform its services may expose it to potential product and other liability claims, recalls, penalties and reputational harm or could otherwise cause a material adverse effect on the Company’s business, financial condition and results of operations.
•Any failure to obtain, maintain, adequately protect or enforce the Company’s intellectual property and proprietary rights could impair the Company’s ability to protect its proprietary technology, the UL Mark and its brand.
•Any unethical conduct by the Company’s employees, agents, contractors, partners, Underwriters Laboratories Inc. (“UL Research Institutes”) or ULSE Inc. (“UL Standards & Engagement”) could result in financial penalties or affect the Company’s brand, reputation or image, any of which could have a material adverse effect on its business, financial condition and results of operations.
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
•The substantial ownership of the Company’s common stock by UL Standards & Engagement, together with the dual class structure of the Company’s common stock and UL Standards & Engagement’s governance and consent rights under the Company’s Amended and Restated Certificate of Incorporation and the Stockholder Agreement, concentrates voting control with UL Standards & Engagement for the foreseeable future, which will limit the ability of the Company’s other stockholders to influence corporate matters, including the election or removal of directors and the approval or rejection of any change of control transaction.
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
Risks Related to Our Industry and Business
Because our success depends substantially on the value of our brand and our reputation as a market leader in the TIC services industry, adverse publicity, damage to our brand or a loss of reputation could impact the demand for our services or erode our market share or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our reputation and the value of our brand are critical to our business. Adverse publicity concerning the quality or effectiveness of our services, safety or non-compliance issues with products we have tested or certified, whether or not directly relating to or involving the services we performed, and other matters, including adverse publicity about, or events relating to, UL Research Institutes, UL Standards & Engagement or their research or standard-setting activities (which we cannot control), could result in the loss of our existing customer relationships, our inability to attract new customers, legal claims, government or regulatory investigations, increased insurance costs or diminished trust from AHJs, all of which could adversely affect our business, financial condition and results of operations. The value of our brand and our reputation could be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation.
Any such incidents, and any resulting adverse publicity, may arise from events that are beyond our control, such as international trade disputes, regulatory changes, market fluctuations, supply chain constraints, actions taken by our customers, employees or other third parties and poor quality control in our customers’ manufacturing processes. For example, part of our business involves testing and inspecting products, facilities, processes, components and systems against various legal, regulatory, industry and customer standards and requirements, but we do not serve as an AHJ or other enforcement body in connection with such testing and inspection services. Misunderstandings regarding our role in our customers’ compliance processes or the failure by our customers or other third parties to appropriately and effectively use and act on the findings of our assessments could lead to reputational harm. In addition, from time to time, our customers and others make claims and take legal action against us, UL Research Institutes or UL Standards & Engagement. Whether or not any such claims have merit, they may adversely affect our reputation, our customers’ trust in our brand and the demand for our services. Demand for our services could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in reputational damage or lower sales, either of which could materially and adversely affect our business, financial condition and results of operations.
The TIC industry is currently highly competitive and fragmented, and our ability to effectively compete depends heavily on our brand and reputation. Any real or perceived issues with delivering our services to our customers or our failure to provide high-quality services to our customers could adversely affect our brand and reputation. Our customers may no longer choose us over our competitors, and our relevance with key stakeholders, such as AHJs, may be diminished. This, in turn, could cause us to lose market share and our market leadership position, which could have a material adverse effect on our business, financial condition and results of operations. Further, if there is increased consolidation in the TIC industry in the future amongst our competitors, it may result in the loss of our market leadership position as competitors with greater financial, marketing and technical resources emerge. As a result, the demand for our products and services could decrease, which could have a material adverse effect on our business, financial condition and results of operations.
Technological advances in AI may in the future disrupt the industries in which we operate, which could significantly reduce the demand for our services or otherwise adversely impact our reputation, business, financial condition and results of operations if we are unable to successfully keep pace and navigate this evolving environment.
The success of our TIC business depends on sustained demand for our services, which are carried out by our employees who leverage a broad range of technological advances to perform their work. For example, the majority of our TIC services are performed by skilled technicians, engineers, scientists and regulatory experts at our various facilities or on-site at our customers’ facilities. As AI technologies continue to evolve, tasks currently performed by people, including those performed by our employees, may be augmented or replaced by automation, robotics, AI and machine learning and other technological advances. These technological advances also have the potential to enable the development of alternative competitive services or enable our customers to reduce or bypass the use of our services. If any of our customers, competitors or new market entrants develop algorithms or other AI tools capable of replicating or better competing against our services, our services and solutions could, over time, become obsolete or unnecessary, or the demand for our services could be significantly reduced, particularly if any such AI alternative proved to be more accurate, more efficient or more cost-effective than our employees. Any widespread automation of our TIC services could have a material adverse effect on our business, financial condition and results of operations. Further, the use of AI by our customers could lead to product designs which incorporate safety standards and requirements so completely that AI-designed products become the more trusted norm versus human-driven design, testing and inspection.
We use machine learning and AI technologies in our business, and we are making investments in expanding AI capabilities in our products, services and tools, including developing new product features using AI technologies. However, AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The proliferation of new and emerging AI technologies, such as generative AI, in the S&A industry may require additional investment in the development of proprietary datasets and machine learning models, new approaches and processes to provide attribution or remuneration to creators of training data and appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly if we decide to expand AI technologies in our software product offerings.
Ultimately, our failure to incorporate AI technologies in our product offerings in a timely, effective and compliant manner may place us at a competitive disadvantage, reducing demand for our offerings and adversely affecting our business, financial condition and results of operations; however, there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
The legislative, judicial and regulatory landscapes relating to AI are evolving and may impact our ability to use AI, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business. The actual or perceived failure to comply with regulatory requirements and laws relating to AI could result in significant liability or reputational harm.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe, China and the United States, have already proposed frameworks or proposed or enacted laws and regulations governing AI, including the EU Artificial Intelligence Act (the “EU AI Act”). The EU AI Act establishes a comprehensive, risk-based governance framework for AI in the EU market and applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case - includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach.
In China, a number of regulations to govern AI have been implemented, namely the Interim Provisions on Management of Generative Artificial Intelligence Services, Administrative Provisions on Algorithm Recommendation for Internet Information Services and Provisions on Management of Deep Synthesis in Internet Information Service, respectively, which impose strict obligations on service providers, among other entities, with respect to their provision and use of generative AI, algorithmic recommendation and deep synthesis technologies. For example, service providers must file the algorithms used and complete a security assessment with the Cyberspace Administration of China (the “CAC”) before the provision of the AI service. The regulatory framework in China is expected to have a material impact on the way AI is regulated in China, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services. Other jurisdictions may adopt similar or more restrictive legislation that may render the use of such technologies challenging.
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
A failure to effectively leverage emerging AI technologies in our internal operations and management of our business may adversely impact the efficiency of our operations and our ability to keep pace with our competitors and may expose us to regulatory and other risks.
As machine learning and AI technologies continue to evolve, more companies are leveraging these technologies to improve efficiencies and maximize opportunities with respect to the management of their respective businesses. We continue to evaluate the ability to leverage such technologies for our own internal operations, including, among other things, fuzzy searches, data extraction and content summarization. However, if we fail to effectively utilize and implement such technologies, or our utilization of such technologies is restricted as the regulatory environment around AI technologies evolves, our business may become less efficient or exposed to greater regulatory risk and may be at a competitive disadvantage.
Further, the introduction of AI technologies into our operations may result in new or enhanced governmental or regulatory scrutiny, confidentiality (including placing our employees’ and our customers’ sensitive or confidential information at risk) or security risks, ethical concerns, legal liability or other complications that could adversely affect our reputation, business, financial condition and results of operations. For example, AI technologies incorporated into our product offerings may use algorithms, datasets or training methodologies that may be flawed or contain deficiencies that may be difficult to detect which, in turn, may create an output that is factually inaccurate, biased or otherwise flawed. If our customers or others rely on or use such output to their detriment, it may lead to adverse outcomes, which may expose us or our customers to reputational harm, competitive harm or legal liability. Additionally, the use of certain AI technologies, including generative AI, may place our and our customers’ confidential information at risk if adequate security measures are not employed.
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
Our business is highly competitive, and the success of our business depends, in part, on our ability to develop new proprietary technical solutions, increase the functionality of our current solutions and develop our reputation as a technology leader. If we fail to compete successfully, or if we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be adversely affected.
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
Our future success and competitive advantage also depend on our ability to keep pace with rapid technological changes that could make our services less competitive or obsolete and on our ability to increase customer adoption of our services, including our SaaS offerings. Our customers are continuously innovating their products and technology and generally expect us to keep pace with their innovations. We risk losing market share if we fail to adapt quickly enough to market needs in areas like AI, embedded software, functional safety and other new technologies as they evolve. Our competitors or others might develop technologies or services that are more effective or commercially attractive than our current or future offerings, or that render our technologies or services obsolete. Furthermore, if our competitors have greater resources and access to funding, they may be able to finance the development of new technologies before we are able to do so, which may allow them to enter new markets and monetize their data solutions more quickly or effectively than us or provide lower-priced or better-quality services. If we fail to successfully monetize our data or data-based offerings, invest in the right technologies or innovate as technology and our customers’ needs evolve, or if our competitors introduce superior technologies or services and we cannot make enhancements to our own, our competitive position and, in turn, our business, financial condition and results of operations, could be materially and adversely affected. Many of the markets in which we compete, including cybersecurity and connected devices, are also subject to evolving industry and information technology (“IT”) operational standards and regulations, resulting in increasing compliance requirements for us and our customers. To the extent we expand further into highly regulated industries, our services may need to address additional requirements specific to those industries.
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
We maintain significant international operations, including operations in Greater China (mainland China, Hong Kong and Taiwan), Japan, Germany, the Republic of Korea, Italy and Canada, as well as other countries. We continue to increase our global footprint. For example, since 2022, we have opened additional laboratories in Mexico, the Republic of Korea, Vietnam and Taiwan. In 2025, approximately 59.0% of our revenue was generated from customers outside the United States. Any unfavorable government policies, whether in the United States or otherwise, including increased scrutiny on companies with significant operations outside the United States, may affect our competitive position, our ability to participate in state-sponsored programs, our ability to raise capital, the hiring of personnel or the demand for our services or prevent us from offering our services. As a result, we are subject to a number of risks and complications associated with international sales, services and other operations, as well as risks associated with U.S. regulations, national security priorities or foreign policy. These include:
•difficulties associated with compliance with numerous, potentially conflicting and frequently complex and changing laws and regulations in multiple jurisdictions, such as with respect to business licensing and environmental matters, intellectual property, privacy and data protection, corrupt practices, embargoes, trade sanctions, competition, employment and licensing;
•general economic, social and political conditions in countries where we operate, including international and U.S. trade, national security and other foreign policies, currency exchange rate fluctuations and political and economic instability;
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
•inflation, deflation and stagflation in any country in which we operate;
•foreign customers with longer payment cycles than customers in the United States; and
•imposition of or increases in customs duties and other tariffs.
Further, we operate in a number of countries throughout the world, including in countries that lack developed legal systems or do not have as strong a commitment to anti-corruption and ethical behavior as is required by U.S. laws or by our corporate policies. In addition, based on the nature of our services and our structure, we interact with both governments and government-owned enterprises, including in connection with our UL-CCIC Company Limited (“UL-CCIC”) joint venture, in which 30% of the equity interest is owned by China Certification & Inspection (Group) Co., Ltd. (“CCIC”), a Chinese state-owned enterprise. Therefore, we are subject to the risk that we, our officers, directors, employees, business partners, joint venture partners or any third party that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in the jurisdictions in which we conduct business, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act 2010 (the “Bribery Act”) and the Canadian Corruption of Foreign Public Officials Act (the “CFPOA”), which prohibit corruptly providing, offering, promising or authorizing, directly or indirectly, anything of value to foreign officials, political parties or candidates for political office for the purposes of obtaining or retaining business or securing any improper business advantage. The provisions of the Bribery Act also prohibit non-governmental commercial bribery, soliciting or accepting bribes and “facilitation payments,” or small payments to low-level government officials to expedite routine approvals. The Bribery Act also has an offense applicable to corporate entities and partnerships that carry on part of their business in the UK that fail to prevent bribery, which can take place anywhere in the world, by persons who perform services for or on behalf of them, subject to a defense of having adequate procedures in place to prevent the bribery from occurring. The offense could render parties criminally liable for the acts of their agents, joint venture partners or commercial partners, even if done without their knowledge.
U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We maintain internal controls, policies and procedures to promote compliance by our directors, officers, employees, business partners and third parties acting on our behalf with the FCPA, the

Bribery Act, the CFPOA and other applicable anti-corruption laws. However, we can make no assurance that our controls, policies and procedures, even if enhanced, have been or will be followed at all times or will effectively detect and prevent all violations of the applicable laws. Further, in connection with past and future acquisitions by us, there is a risk of successor liability relating to such laws in connection with prior actions or alleged actions of an acquired company.
Compliance with multiple, and potentially conflicting, international laws and regulations, including anti-corruption laws, may be difficult, burdensome or expensive. A violation of the FCPA, the CFPOA, the Bribery Act or any similar anti-corruption law or regulation could result in substantial fines, sanctions, disgorgement of profits or civil or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of our services in certain countries, injunctions or other remedial measures, which could result in material harm to our reputation, business, financial condition and results of operations. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Although we currently operate in a number of countries throughout the world, a shift in the location of our customers’ product development and manufacturing could result in us needing to expand into, and compete in, new jurisdictions and, as a result, to navigate new regulatory and competitive environments.
We may be adversely affected by global and regional economic and political instability.
We may be adversely affected by global and regional economic and political conditions. The uncertainty or prolonged instability of the global economic and political environment could adversely affect us. Customers may modify, delay or cancel plans to purchase our services. Any inability of current or potential customers to purchase or pay for our services due to, among other things, declining economic conditions as a result of inflation, rising interest rates, changes in spending patterns and the effects of governmental initiatives to manage economic conditions may have a negative impact on our business, financial condition and results of operations. Additionally, we may face uncertainties in the business environment or volatility in financial markets due to policy shifts in certain key markets. The U.S. government has implemented or announced significant new tariffs on products manufactured in a wide range of countries, including China, Mexico, and countries in Southeast Asia. These actions have prompted a cycle of retaliatory tariffs and potential retaliatory tariffs by a number of these countries and the United States. Actions that our customers take to adapt to new tariffs or other trade restrictions may, in turn, require us to modify our operations, which could be time-consuming and expensive and have an adverse effect on our business, financial condition and results of operations.
Further, recent U.S. intervention in Venezuela and the conflicts between Russia and Ukraine and in Israel, Gaza and surrounding areas have created increasingly volatile geopolitical and economic conditions around the world; however, we do not currently expect that these situations will have a material, direct impact on our business, financial condition and results of operations. In March of 2022, we made the decision to stop all work in Russia and Belarus and not take on or pursue any new customer orders related to those countries for the foreseeable future. However, geopolitical instability and adversity arising from global geopolitical conflicts, the imposition of sanctions, taxes or tariffs, and impacts to energy markets and supplies could adversely affect the global economy or specific international, regional and domestic markets we operate in, increase inflationary pressures, or disrupt our customers’ supply chains, which could in turn have a material adverse effect on our business, financial condition and results of operations.
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
Enhanced trade tariffs, import restrictions, export restrictions, regulations or other trade barriers could materially adversely affect our business, financial condition and results of operations.
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly mainland China, with respect to trade policies, investment access, treaties, government regulations and tariffs. Tariffs, trade restrictions or trade barriers that have been, and may in the future be, placed on products we test, inspect and certify by the U.S. and foreign governments, especially mainland China, have raised, and could further raise, amounts paid for some or all of our services, which may result in the loss of customers or harm our business, financial condition and results of operations. Further tariffs may be imposed that could cover imports of components and materials used in our customers’ products, or our business may be adversely impacted by retaliatory trade measures taken by mainland China or other countries, including restricted access to components or materials used in our customers’ products or increased amounts that must be paid for their products, which could significantly reduce demand for our services, in turn materially harming our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in mainland China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our business, financial condition and results of operations. For a discussion of additional risks related to our business in China, see “—Risks Related to Conducting Business in China.”
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
Future changes in export and import regulations may create delays in the introduction of our technology solutions in international markets. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our technology solutions by, or in our decreased ability to export or sell our technology solutions to, existing or potential customers with international operations. Any decreased use of our technology solutions or limitation on our ability to export or sell our technology solutions could adversely affect our business, financial condition and results of operations.
The success of our operations in international markets is highly dependent on the expertise of local management and operating staff, as well as the political, social, legal and economic operating conditions of each country in which we operate.
The success of our business depends on the actions of our employees. In our international locations, we are highly dependent on our local management and operating staff to serve our customers and operate our facilities in these markets in accordance with local law and best practices. If the local management or operating staff were to leave our employment, we would have to expend significant time and resources building up our management or operational expertise in these local markets. Such a transition could adversely affect our reputation in these markets and could materially and adversely affect our business, financial condition and results of operations.
Additionally, the health and safety of our employees or those working on our behalf, and the security of our physical infrastructure, may be affected due to acts of violence or vandalism by anti-social elements. Although we take protective measures to ensure the safety of our employees at our global locations of work and work-related travel, incidents of organized political demonstrations, civil unrest or random acts of rage can affect the safety of our assets and employees, impacting our business, financial condition and results of operations.
We are also subject to other inherent risks attributed to operating in a global economy. As of December 31, 2025, we leased or owned 87 sites with laboratories spread across 27 countries. If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors—such as deterioration in U.S.-China relations, instability in the Korean peninsula or South China Sea, the conflict between Russia and Ukraine or conflicts in the Middle East—our business, financial condition and results of operations may be materially and adversely affected. Uncertainty as a result of such changes may last for years and could also impact our customers’ businesses and operations. Our international operations may subject us to additional risks that differ in each country in which we operate and such risks may negatively affect our results.

Our senior leadership team is critical to our continued success, and the loss of such personnel could have a material adverse effect on our business, financial condition and results of operations.
Our current and future success depends substantially on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. We have attempted to mitigate this risk by providing what we view as market compensation and benefits, as well as appropriate retention incentives, including long-term incentive compensation with multi-year vesting provisions intended to incentivize and retain these key personnel. If we lose key members of our senior leadership team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends upon our ability to recruit, train and retain key employees—in particular, our technical personnel—including through the implementation of inclusivity and other human capital initiatives.
Our current and future success depends substantially on our employees, including highly trained and skilled engineering, technical and professional personnel. We depend on the technical and regulatory know-how of our skilled and technical personnel, and competition for their talent is intense among our competitors. Particularly in highly specialized and technical areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which could affect our growth. We intend to continue to devote significant resources to recruiting, training and retaining qualified employees, including through various inclusivity and other human capital initiatives. However, our efforts may not be successful, particularly in light of the Restructuring Plan (as defined below), or our efforts may otherwise attract undesired scrutiny, which may result in additional risks, any of which may impair our ability to efficiently perform our contractual obligations, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial condition and results of operations.
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
•our ability to hire, onboard and deploy new employees;
•our ability to forecast demand for our services and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience;
•our employees’ ability to obtain or retain required certifications;
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
In November 2025, we announced an expense reduction initiative to further improve our operating model and exit certain lines of business that are no longer considered strategically important to us (the “Restructuring Plan”). However, there can be no assurance that our business will be more efficient or effective than prior to implementation of the Restructuring Plan. In addition, we cannot guarantee that we will be able to implement the Restructuring Plan within the anticipated timeframe, or that the Restructuring Plan will achieve the desired and anticipated benefits within any expected timeframe. Our expectations are subject to many estimates and assumptions, and the actual savings and costs, and the timing for those savings and costs, may vary materially. For example, local law and consultation requirements, including for potential position eliminations, may extend the restructuring process further in certain countries. The implementation of the Restructuring Plan, and any additional restructuring plans we may implement in the future, may be costly and disruptive to our business or have other negative consequences, including due to unanticipated events that may occur, such as litigation, attrition beyond our planned reduction in workforce, negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees, all of which could adversely impact our business, financial condition and results of operations.
We are subject to various EHS obligations, and we work with dangerous materials and in dangerous environments that could injure our employees, contractors or visiting third parties, damage our or our customers’ facilities and disrupt our or our customers’ operations.
We are subject to numerous EHS laws and regulations, including those related to the emission of substances into the environment, management of hazardous materials, and workplace health and safety, among others. Various federal, state, and local authorities (including in the US, China, and other jurisdictions where we operate) have the power to enforce compliance with applicable laws and regulations and permits issued under them. Furthermore, failure to comply with these EHS laws and regulations could result in various fines, suspension or debarment from government contracting, investigations, the imposition of corrective actions or remedial obligations, revocation of permits or other restrictions on our operations, or other penalties. In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws. In addition, claims for damages to persons or property, including natural resources, may result from the EHS impacts of our operations. We, like other businesses, can never completely eliminate the risk of contamination or injury from certain materials that we use in our business, and we cannot guarantee that actions to mitigate these risks (including through procuring insurance) will be sufficient or otherwise successful. For example, although we maintain workers’ compensation insurance to cover costs and expenses incurred due to on-the-job injuries to our employees and public liability insurance to cover costs and expenses that may be incurred if third parties are injured on our property, such insurance may not provide adequate coverage against potential liabilities. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, it may result in a material adverse effect on our business, financial condition and results of operations. Such laws also evolve, often becoming stricter over time, which can exacerbate our compliance risks.
Additionally, some of our operations involve destructive testing and the handling of hazardous materials that may pose the risk of fire, explosion, human exposure to hazardous substances or the release of hazardous substances into the environment. For example, as part of our process for certifying a number of products, we use flammable materials and conduct fire testing, such as by setting houses on fire in our large-scale fire laboratories. We also operate battery testing laboratories where we test lithium-ion batteries that contain potentially explosive materials. Such events could result from the actions of our employees, operational failures, natural disasters or terrorist attacks, and might cause injury or loss of life to our employees and others, environmental contamination and property damage. Additionally, as discussed elsewhere in this Annual Report, much of our work, including the work we complete using dangerous materials or in dangerous environments, requires certain permits and other permissions. There is a risk that we, or any of the third parties who complete work for us or are permitted to use a portion of any of our laboratories, fail to obtain or maintain the requisite permits or permissions, on time or at all. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with EHS or other applicable laws or requirements, or any injury or property damage caused by our employees at our or our customers’ facilities, could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. A disruption of our operations or our customers’ operations caused by these or other events could have a material adverse effect on our business, financial condition and results of operations. Finally, in connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses for similar EHS matters.
We are subject to risks related to sustainability.
Our business faces scrutiny related to sustainability issues, including renewable resources, environmental stewardship, supply chain management and sustainable procurement, climate change, biodiversity and sustainable land use, air quality, air quality safety, energy use and emissions, waste, water use, workplace conduct, human rights, philanthropy and support for local communities. Evolving expectations and regulations regarding such issues may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations or other impacts to our business, financial condition and results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve our sustainability profile or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around our management of sustainability matters continue to evolve rapidly, in many instances due to factors that are out of our control. For example, our sustainability-related actions or statements (including published targets) are based on data, assumptions, and methodologies that continue to evolve and may ultimately be determined to be erroneous or subject to misinterpretation. We may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, or otherwise address stakeholder expectations. Such expectations vary and, at times, can conflict. Both advocates and opponents of certain sustainability matters are increasingly resorting to various forms of activism, including media campaigns and litigation, to advance their perspectives. Any failure to successfully navigate stakeholder expectations may result in reputational damage (including with ratings), litigation or other stakeholder engagement, or other adverse effects to our business, financial condition and results of operations. For example, as stakeholder perceptions of sustainability evolve, there have been increasing allegations of greenwashing against companies making significant environmental claims due to a variety of perceived deficiencies in performance. Additionally, developing alternative offerings that satisfy the market’s evolving expectations on greenhouse gas emissions and other climate related concerns may require us to incur significant costs, and we cannot guarantee that markets will adopt the standards and solutions we develop, either at the pace we expect or at all. As a result, the effects of climate change could have a long-term adverse effect on our business, financial condition and results of operations.
Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based on ESG or sustainability metrics. Potential investors and stockholders may consider a company’s sustainability scores in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with such companies to improve sustainability disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. This may require us to incur significant additional costs or negatively impact our stock price or access to and cost of capital. Similarly, to the extent sustainability matters negatively impact our reputation, they may also impede our ability to compete effectively to attract and retain employees or customers, which may adversely impact our business, financial condition and results of operations. Certain of our customers also have their own sustainability requirements, which are subject to change, and any failure to meet such requirements may adversely impact our ability to do business with them. We may be especially subject to scrutiny on such matters given our efforts to portray our operations and services as a tool to help assess and manage certain sustainability risk.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and we expect to be subject to risks associated with societal efforts to mitigate or otherwise respond to climate change. Increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements, changes in investor and other stakeholder expectations and impacts on our suppliers, any of which could result in increased costs we incur. For example, various policymakers (including the SEC, the EU and the State of California) have adopted and may, in the future, further adopt requirements for climate- or other ESG-related disclosures and other actions. These requirements are not uniform across jurisdictions and may be inconsistently applied, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our disclosures and initiatives. While certain of these requirements are limited to listed companies, others (such as several laws adopted in California and the EU) apply to companies that meet certain financial and operational thresholds. These requirements and evolving other stakeholder expectations will likely lead to increased costs, as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners and suppliers may be subject to similar expectations, which may augment our existing risks or create new risks, including risks that may not be known to us.
Public perceptions that the products we use or the services we use and deliver are not environmentally friendly, environmentally safe or ethical could adversely impact the demand for our services and our business, financial condition and results of operations.
Public perception that the products we use or services we use and deliver are not environmentally friendly or safe or that they are harmful to humans, animals, or the environment, whether justified or not, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand reputation and otherwise have a material adverse effect on our business, financial condition and results of operations. For example, we contract with companies that conduct testing on animals. If such companies fail to comply with the Animal Welfare Act or other laws and regulations governing the treatment of animals used in research, we could be subject to fines, penalties or adverse publicity, and our business, financial condition and results of operations could be adversely affected.
A conflict of interest or perceived conflict of interest between our testing, inspection or certification services, on the one hand, and our advisory and other services, on the other hand, could adversely impact our accreditations or credentials or our reputation or expose us to legal liability.
Through our advisory services, we provide sustainability, quality, risk management and other solutions for our customers’ products and their product development, supply chains and organizations, as well as regulatory market access services. Conflicts of interest may arise where we provide certain advisory services or solutions for products or customers to which we are also providing testing, inspection or certification services. To maintain certain of our accreditations or credentials, we must meet impartiality requirements from applicable regulations, scheme rules and/or standards that govern these conflicts of interest. For example, ISO/IEC 17065 prohibits a certification body and any part of the same legal entity from being the designer, manufacturer, installer, distributor, implementer, provider or maintainer of a certified product, process or service. Although we have systems in place designed to ensure compliance with ISO/IEC 17065 and other impartiality requirements, such conflicts of interest, or a perceived conflict of interest, between our testing, inspection or certification services and our advisory services could impact our accreditations or credentials. Meeting the impartiality requirements may require expending significant resources to implement operating firewalls and otherwise comply. Costs to comply are exacerbated by the fact that various accreditors around the world have offered differing interpretations of the standards governing impartiality and conflicts of interest, and requirements from certain regulators are stricter than others. If our testing, inspection or certification services are determined not to meet the necessary impartiality requirements due to our simultaneous advisory offerings, we could lose our accreditations (e.g., ISO/IEC 17025, ISO/IEC 17020, ISO/IEC 17065), credentials or be forced to divest conflicting businesses. Our reputation could also be harmed, and we could be exposed to significant liability. If any of the foregoing events occur, it would likely have a material adverse effect on our business, financial condition and results of operations.
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
Our growth strategy depends on expanding our capacity, which may include building new facilities and expanding our existing facilities. For example, we are in the process of constructing a new laboratory in Singapore and expanding laboratories in the United States, Germany and Republic of Korea. The construction or expansion of modern and safe facilities requires significant expenditures. Delays in construction of such facilities, or in the review, zoning and licensing process for any new facility, could impair or delay our ability to develop that facility or increase the cost so substantially that the facility becomes unattractive to us. Any failure to procure and maintain the necessary licenses, or adhere to applicable zoning or other local use requirements, would adversely affect ongoing development, construction and the continuing operation of our facilities. Additionally, even when we maintain the necessary licenses and are in compliance with applicable regulations, we may be unable to maintain or expand our operations at existing facilities, or otherwise execute on our growth strategy, due to negative publicity or resistance from non-governmental organizations or local communities. Suspensions and closures of our facilities could materially impact our business, financial condition and results of operations. Any new facilities that are constructed and begin operations may not meet our return expectations due to schedule delays, cost overruns or revenue shortfalls, or they may not generate the capacity that we anticipate or result in the receipt of revenue in the originally anticipated time period, or at all. For example, we have experienced, and may continue to experience in the future, laboratory equipment shortages as a result of global supply chain disruptions. We may not maintain revenue growth or profitability, or such growth, if any, could be delayed if we are not successful in continuing to expand our capacity. Additionally, if future demand trends warrant capacity in geographic areas that we have not targeted for new growth, we may be unable to capitalize on opportunities in a timely manner.
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
For the majority of our services, our selling cycle is managed by our sales teams and represents the time from initial contact to signed agreement. This type of sale is usually completed between one week and two months in most service areas. However, in some of our service areas, our selling cycle can also involve becoming an approved supplier for third-party services. Doing so is a business development process that can take between six months and one year, depending on the service, resulting in what we consider a long selling cycle. We occasionally incur significant business development expenses, and expend significant resources, during a longer selling cycle, and we may not succeed in winning a new customer’s business, in which case we receive no revenue and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in obtaining contractual commitments after the selling cycle or in maintaining contractual commitments after the implementation cycle, which may have an adverse effect on our business, financial condition and results of operations.

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
As part of our strategy, we have in the past and plan in the future to seek to grow our business through acquisitions, and any such acquisitions may be significant. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient funds from our cash on hand, cash flow from operations, existing debt facilities and additional indebtedness to fund these acquisitions.
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
Companies, businesses or operations acquired or joint ventures created may not be profitable or may not achieve revenue and profitability levels that justify the investments made. Recent and future acquisitions could also result in the incurrence of indebtedness, subject to the restrictions contained in the documents governing our then-existing indebtedness.
Recent and future acquisitions could also result in the assumption of contingent liabilities, litigation risk, unfavorable commercial contract or lease terms, material expenses related to certain intangible assets, environmental liabilities, increased operating expenses and compliance issues under international laws and regulations, including antitrust laws, sanctions laws, labor laws, anti-corruption laws, the FCPA and similar anti-bribery laws, which could adversely affect our business, financial condition and results of operations. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our business, financial condition and results of operations. Our ability to realize the benefits we anticipate from our strategic transactions, including acquisition activities, anticipated cost savings and additional sales opportunities, will largely depend upon whether we are able to integrate such businesses efficiently and effectively. If we are unable to successfully integrate the operations of acquired businesses into our business or on the timeline we expect, we may be unable to realize the sales growth, cost synergies and other anticipated benefits we expect to achieve as a result of such transactions and our business, financial condition and results of operations could be adversely affected.
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
Our Amended Charter and the Stockholder Agreement grant certain consent rights to UL Standards & Engagement, which, among other things, may affect our ability to pursue strategic transactions, subject to certain exceptions and ownership requirements. We cannot guarantee that UL Standards & Engagement will exercise its consent rights in a way that aligns with the interests of our other stockholders. UL Standards & Engagement’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Actions that UL Standards & Engagement takes with respect to us, as a controlling or significant stockholder, may not be favorable to us or our other stockholders. For example, if UL Standards & Engagement exercises its consent rights in a way that prevents us from taking advantage of business or strategic opportunities, our business, financial condition and results of operations may be adversely impacted.
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
The current liability regime in the United States and other markets generally minimizes our exposure to product liability claims because, among other factors, we are typically not considered to be directly in the stream of commerce of the products we test. We have also historically been able to contractually limit our liability, including through the use of indemnification provisions in our agreements with customers. If the law regarding products liability were to change unfavorably or if we were unable to contractually limit the scope of our potential liability, our business, financial condition and results of operations could be materially adversely affected.
Although we attempt to contractually limit our liability and make clear the limited scope of our engagements, there can be no assurance that we will be able to protect ourselves against claims or damage to our reputation resulting from an accident, disaster or other incident or litigation giving rise to substantial media coverage, particularly if any such publicity suggests substantial failures, real or alleged, by us in discharging our responsibilities. Serious damage to our reputation could result in us losing existing and future agreements or make it more difficult for us to compete effectively. Any of the foregoing events could significantly damage our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

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
The fraudulent creation or use of our reports, certifications, certification marks or name could lead to the introduction of dangerous products into the marketplace, result in civil and criminal legal proceedings against us or brought by us, threaten our ability to maintain or renew the accreditations, approvals, permits, delegations of authority, official recognition and other authorizations we need to pursue certain activities that are important to our business, result in the withdrawal of certain products from the market or damage our reputation and the TIC industry in general. It could also adversely and significantly impact our reputation, brand, business, financial condition and results of operations.
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
Revenue derived from fixed-price agreements represented the majority of our total revenue for the year ended December 31, 2025. When making proposals on fixed-price agreements, we rely heavily on our estimates of costs, scope and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs, scope or the resources and technology needed to perform our agreements or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our agreements, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our agreements less profitable than expected or unprofitable.

Our focus on new growth areas for our business entails risks, including those associated with new relationships, customers, talent needs, capabilities and services.
We are focused on growing our presence in our addressable markets by offering TIC services and S&A solutions to both established and emerging industry verticals to which we do not offer services currently, extending into opportunity-rich adjacent markets and acquiring and integrating transformative, disruptive technologies. These efforts entail inherent risks associated with innovation, potential failure to help our customers respond to the challenges they face, shortages of necessary talent and our ability to comply with uncertain evolving legal standards. Some of our targeted growth areas in established and emerging industry verticals and adjacent markets subject us to new risks that we may not be equipped to address. As we attempt to develop new capabilities and service offerings in new markets, and to attract new customers, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities and businesses, including expenses on research and development investments. If we fail to develop new capabilities, our ability to procure new agreements could be negatively impacted, which would negatively impact our business, financial condition and results of operations.
Although we closely monitor the quality of our services, attempt to contractually limit our liability and make clear the limited scope of our engagements, carefully review technical and operational decisions and maximize communication between our engineers and global leadership, there can be no assurance that we will be able to protect ourselves against claims or damage to our reputation resulting from an accident, disaster or other incident or litigation giving rise to substantial media coverage, particularly if any such publicity suggests substantial failures, real or alleged, by us in discharging our responsibilities. Serious damage to our reputation could result in us losing existing and future agreements or make it more difficult for us to compete effectively, any of which would have a negative impact on our business, financial condition and results of operations. Any of the foregoing events could significantly damage our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.
Our operations are subject to a variety of business continuity hazards and risks—for example, man-made disasters, climate change, weather and climate-related events, contagious diseases, terrorist activity or our reliance on the use of materials and services from a few locations or suppliers—any of which could interrupt our business operations or otherwise adversely affect our financial condition and results of operations.
Our operations, and the operations of our vendors and service providers, are subject to business continuity hazards and risks that include explosions, fires, earthquakes, inclement weather and other natural disasters, utility or other mechanical failures, labor difficulties or other workforce disruptions, disruption of our communications, terrorist attacks, political unrest, security breaches, and pandemics, epidemics or other public health crises.
The global outbreak of any new pandemic or contagious disease may in the future have negative impacts on our business, including, but not limited to, reductions in our laboratory capacities and increased costs and protective measures with respect to the health and safety of employees working in our laboratories, a decline in customer demand, delays in the delivery of certain products and equipment we use internally and of customer samples to our laboratories, as a result of global supply chain disruptions, excess turnover among our employees and postponed or canceled planned investments in response to changes in our business. Extreme weather conditions may also disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our services. Climate change may also contribute to various chronic changes in the physical environment, such as sea-level rise or changes in ambient temperature or precipitation patterns, which may also adversely impact our operations or those of our customers or suppliers. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk.
The circumstances listed above have also had and may in the future have adverse effects on our customers and our suppliers. For example, the sale of labels bearing the UL Mark is material to our certification business, and we currently fulfill label orders submitted to us through one supplier in the United States. Although we have identified alternate third parties to provide this service, we cannot guarantee we would be able to contract with any such alternate third parties within a reasonable amount of time or at all, or upon similar pricing and volume terms, nor can we be assured that any such third party would be capable of producing our labels in sufficient volume and quality. Any event, including those listed above, other circumstances that result in a prolonged business disruption or shutdown to one or more of their facilities, or the facilities of our other vendors and service providers, or a deterioration in our relationship with them, or any of our other vendors or service providers, in each case, could create conditions that prevent, or significantly and adversely affect, our sales, increase our expenses, create potential liabilities or damage our reputation, any of which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Conducting Business in China
Changes in U.S. and Chinese regulations could have a material adverse effect on our business, financial condition, results of operations and our ability to raise capital.
The U.S. government has taken certain actions that impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China and imposing certain sanctions and restrictions in relation to certain Chinese companies, entities and individuals. Such actions may have an impact on our business operations. By way of example, subsequent to the August 2025 adoption by the United States Federal Communications Commission (“FCC”) of the Rule “Promoting the Integrity and Security of Telecommunication Certification Bodies, Measurement Facilities and the Equipment Authorization Program,” UL-CCIC withdrew as an FCC-recognized accredited testing laboratory under the FCC’s Equipment Authorization Program. Although this withdrawal did not have a material impact on our business, it is unknown whether and to what extent new legislation, executive orders, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us, including on UL-CCIC. As we have business operations both in the United States and China, any unfavorable government policies on cross-border investments or other transactions or international trade, including increased scrutiny on U.S. companies with significant China-based operations, capital controls or tariffs, may affect our competitive position, our ability to participate in state-sponsored programs, our ability to raise capital, the hiring of personnel or the demand for our services or prevent us from offering our services in China or contracting with Chinese customers.
Further, ongoing tensions between the United States and China continue to pose a risk of either the United States or China imposing further economic or trade sanctions, expanding the scope of companies, entities and individuals which are subject to such sanctions, heightening export controls, or imposing regulations that restrict or otherwise interfere with the conduct of business in either the United States or China, which could restrict our ability to do business in the United States or China. For instance, with respect to the United States, the Bureau of Industry and Security of the U.S. Department of Commerce has added a number of Chinese parties to its Entity List and the Office of Foreign Asset Control of the U.S. Department of the Treasury has designated a number of Chinese parties to its Specially Designated Nationals list. Such restrictions would prevent us, including UL-CCIC, where applicable, from selling certain products or providing certain services to entities on the list without a license issued subject to the Export Administration Regulations, or from conducting any business with those entities. Further, if additional parties in China, including current customers and suppliers of our business, are added to the Entity List, or to other lists of restricted or prohibited persons maintained by the U.S. government, that could negatively affect our business, including the business of UL-CCIC.
Additionally, in 2021 China enacted the Law on Countering Foreign Sanctions, under which foreign persons (individuals and companies), as well as certain affiliated organizations and responsible personnel, can be subjected to countermeasures for directly or indirectly participating in a foreign country’s “discriminatory restrictive measures” against Chinese entities, which could include adherence to U.S. or other foreign sanctions or, in some circumstances, export or other trade controls. Countermeasures authorized under the law include the seizure of property, barring transactions with individuals within the territory of China or entities incorporated under Chinese laws, denial of visas, deportation, and any other necessary measures. This law expands on and supplements the Ministry of Commerce of the People’s Republic of China’s (“MOFCOM”) September 2020 Provisions of the Unreliable Entity List (“UEL”) and January 2021 Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation, which created a private right of action under which Chinese entities can sue for damages they allege resulted from a company adhering to “discriminatory foreign measures.” Similar to U.S. additions to the Entity List, if the MOFCOM added UL-CCIC customers to its UEL or other Chinese sanctions lists, that could affect those customers’ abilities to import key components or export end product to other markets.
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
Our business is subject to complex and rapidly evolving laws and regulations in China. The Chinese government may exercise significant oversight and discretion over the conduct of our, including UL-CCIC’s, business there and may intervene in or influence our operations, which could result in a material adverse change in our, including UL-CCIC’s, operations.
As a U.S.-headquartered global company that conducts significant business in China, our Chinese operations are subject to China’s laws and regulations, which can be complex and evolve rapidly and with little or no notice to us. These laws and regulations may be interpreted, applied or enforced with uncertainty and inconsistently by different agencies or authorities, or inconsistently with our current policies and practices. New and evolving laws, regulations and other government directives in China may also be costly to comply with. Such compliance, any associated inquiries or investigations or any other government actions or the inconsistent interpretation, application or enforcement of laws or regulations could impact our China operations in the following ways:
•delay or impede our development;
•result in negative publicity, decrease demand for our services or increase our operating costs;
•require significant management time and attention;
•require us to obtain additional licenses, permits, approvals or certificates;
•require us to exit certain industries or stop conducting business with certain customers; or
•subject us to remedies, administrative penalties and even criminal liabilities, including fines assessed for our current or historical operations, or demands or orders that we refrain from contracting with customers in China or modify or even cease our business practices in China.
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
Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As such, we may not be aware of our violation of any of these policies and rules until after such violation occurs. In addition, administrative and court proceedings in China in which we may become involved in the future may be protracted, resulting in substantial costs and diversion of resources and requiring significant management time.
Regulatory developments in China may also lead to additional regulatory review in China over our activities there. For example, in recent years, the Chinese government has published new policies that significantly affect certain industries, such as the education and internet industries, and we cannot rule out the possibility that the Chinese government will release new or revised regulations or policies concerning or impacting our industry. Any such new or revised regulations or policies could limit our service offerings, restrict the scope of our operations in China, require us to seek permission from Chinese authorities to continue to operate our businesses or cause the suspension or termination of our business in China entirely, all of which would materially adversely affect our business, financial condition and results of operations. We may have to adjust, modify or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot guarantee that any remedial action adopted by us can be completed in a timely, cost-efficient or liability-free manner, or at all.
Furthermore, the Chinese government has exercised and continues to exercise substantial control over the Chinese economy through regulation and state ownership and has the power to exercise significant oversight and discretion over the conduct of our business in China. This risk is heightened with respect to UL-CCIC because UL-CCIC is minority owned by CCIC, a Chinese state-owned enterprise, and, while we maintain the controlling interest in UL-CCIC, UL-CCIC’s ability to operate in China may be materially and adversely affected by the Chinese government’s significant oversight and discretion over the conduct of UL-CCIC’s business. Government actions in the future could significantly affect economic conditions in China and could require us, including UL-CCIC, to materially change our operating activities in China or other jurisdictions, or require us to divest ourselves of any interests we hold in Chinese assets. Our business may be subject to government and regulatory interference in the provinces in which we operate, and we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for failure to comply.

If our relationship with CCIC were to be negatively impacted, if we are unable to renew our joint venture with CCIC in the future, or if the joint venture were to be terminated, our business, financial condition and results of operations would be materially adversely affected.
On October 28, 2022, we entered into an amended and restated joint venture agreement with CCIC pursuant to which we own a direct 70% equity interest in UL-CCIC. The amended and restated agreement expires in January 2033. If, in the future, we are unable to renew the agreement on existing or more favorable terms, or at all, or if the joint venture were to be terminated, our reputation, business, financial condition and results of operations would likely be materially adversely impacted, and we may be unable to find an alternative partner for our China-based business. We also have a separate contract with CCIC pursuant to which CCIC’s staff conducts on-going certification inspections for our TIC safety certification business in China. In 2025, CCIC was responsible for approximately 36% of our global on-going certification inspections. If we were to lose our contract with CCIC, or if CCIC were to stop providing inspection services for us in the future, our business would be impacted significantly, and any negative impacts on our relationship with CCIC, including UL-CCIC, would have a material adverse effect on our business, financial condition and results of operations. As a minority joint-venture partner, CCIC has certain protective rights, whether contractually or pursuant to applicable local laws and regulations, and may have economic or business interests or goals that are not consistent with ours, or may, as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations as a minority joint-venture partner.
Furthermore, we may be exposed to certain commercial and reputational risks as a result of CCIC being a state-owned enterprise and thus controlled by the Chinese government. For example, CCIC may make politically motivated business decisions that do not align with our commercial interests. In addition, CCIC could conduct business with other companies, organizations or institutions that attract unfavorable political attention in the United States, which could harm our reputation. Any such actions could negatively impact our relationship with CCIC, which would materially and adversely affect our business, financial condition and results of operations.
If the government of China determines that UL-CCIC’s ownership structure, or the ownership structure of our other Chinese subsidiaries, does not comply with any current or future regulatory restrictions, we, including UL-CCIC, could be subject to severe penalties, or we could be forced to relinquish our interests in UL-CCIC’s or our other Chinese subsidiaries’ operations.
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
We have historically derived a significant portion of our revenues from our operations in China, and expect to do so in the future. Accordingly, our business, financial condition and results of operations may be influenced to a significant degree by economic, political, legal and social conditions in China. In recent years, the Chinese government has implemented measures emphasizing market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises. However, a significant portion of productive assets in China are still owned by the Chinese government. The Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies, restricting the inflow and outflow of foreign capital and providing preferential treatment to particular industries or companies.
China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us, including UL-CCIC. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business, financial condition and results of operations.
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
As the Chinese economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the Chinese government to forestall economic downturns or bolster China’s economic growth could materially affect our business, financial condition and results of operations.
Compliance with China’s new laws, regulations and guidelines relating to data privacy and protection, and any other similar future laws and regulations, could materially affect our business.
China has implemented a number of laws and regulations relating to data protection, including China’s Personal Information Protection Law (the “PIPL”). The PIPL creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information. We, including UL-CCIC, are subject to the PIPL. The PIPL also includes a list of rules which must be complied with prior to the transfer of personal information outside of China, such as compliance with a security assessment or certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the CAC with the overseas recipient, unless an exemption under the CAC’s Provisions for Promoting and Regulating Cross-Border Data Flows applies, such as the transfer being necessary for the performance of a contract which the individual is a party to or necessary for cross-border human resources management or the number of individuals whose personal information is transferred is less than 100,000 since January 1st of the current year. Notably, the PIPL applies extraterritorially, similar to the GDPR. Failure to comply with the PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue. Other potential penalties include a fine of up to RMB one million to the person(s) in charge (e.g., directors or management that oversee a company’s operations) or employees that are directly responsible for the processing of personal information (e.g., a data protection officer) and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of China. The PIPL also prohibits responsible personnel for violations of the PIPL from holding high level management or data protection officer positions in relevant enterprises.
Under China’s Cybersecurity Law, any collection, use, transfer and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification and necessity and requires the consent of the data subject. In addition, China’s Cybersecurity Law requires operators of critical information and infrastructure (“CIIOs”) to store personal information and important data collected and generated from the critical information infrastructure within China and export outside of China is prohibited unless a security assessment is passed or an exemption can be relied on. Non-compliance with China’s Cybersecurity Law can result in fines of up to RMB 10 million for violations that cause particularly serious consequences and RMB 1 million for the violator’s directly responsible personnel and potentially five times the illegal gains where the illegal gains exceed RMB 100,000.
Where China’s Cybersecurity Law imposes network security obligations, China’s Data Security Law, which applies extra-territorially, regulates data activities and imposes data security and classification obligations, as well as specific obligations on data processors that process important data and on CIIOs. For example, the Data Security Law requires important data to be stored locally in China, unless a security assessment is passed.
We, including UL-CCIC, may need to make adjustments to our data processing practices if we are deemed to process important data or a CIIO. Penalties for breach under the Data Security Law can result in monetary fines of up to RMB one million for entities, with additional fines for responsible individuals. An entity whose violations result in “serious consequences” may face fines of up to RMB 10 million and the potential suspension of the business and revocation of its business license. Furthermore, if a violation amounts to a crime under Chinese law, the offender will be held criminally liable for committing the crime.
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
UL-CCIC and our other Chinese subsidiaries are subject to certain regulatory controls on foreign exchange in China, including the convertibility of the renminbi into foreign currencies and the remittance of currency in and out of China, which may affect our ability to transfer cash between us and such entities and across borders (including to U.S. investors).
With respect to UL-CCIC, it has been our practice to periodically distribute UL-CCIC earnings via dividend to us and CCIC in proportion to our respective contributions to UL-CCIC’s registered capital. Such dividends to us are declared in renminbi and in our case settled in U.S. dollars. In the years ended December 31, 2025, 2024 and 2023, the dividends distributed from UL-CCIC to us, before withholding taxes, were $39 million, $34 million, and $32 million, respectively. In addition, we and

UL-CCIC have various normal course business interactions and exchange cash flows based on the agreements in place between us. These agreements generate payments to us in the form of payments for management fees relating to corporate support services, royalties and service fulfillment fees. Agreements between UL-CCIC and CCIC also generate payments from UL-CCIC to CCIC. The size and rate of any future distributions of UL-CCIC’s earnings will depend on the continued performance of UL-CCIC’s business.
Under Chinese foreign exchange regulations, cash generated from UL-CCIC may not be used to pay dividends without State Administration for Foreign Exchange (“SAFE”) approval. We must also obtain SAFE approval to use cash generated from our China-based operations, including UL-CCIC, to pay debts in a currency other than renminbi owed to entities outside China, or to make capital expenditure payments outside China in a currency other than renminbi. These restrictions may in the future limit or prevent us from distributing earnings from UL-CCIC or our other Chinese subsidiaries to us and ultimately to our investors in the United States.
Similarly, our ability to transfer funds from outside of China to UL-CCIC or our other Chinese subsidiaries is subject to foreign exchange controls that may require the approval of, or registration with, Chinese government authorities, including SAFE. For example, if we finance UL-CCIC using debt from us or lenders outside of China, the loan would be subject to statutory limits and would need to be registered with the local branch of SAFE. If we finance UL-CCIC using capital contributions, these capital contributions may require registration with other governmental authorities in China, including registration with the Chinese State Administration for Market Regulation and SAFE or their local branches and the reporting of foreign investment information with the MOFCOM or its local branch.
In light of Chinese regulations on dividends, loans, capital contributions and other transfers between China-based entities and parent companies outside of China, we may not meet the necessary government requirements or obtain the required government approvals on a timely basis, if at all. Failure to meet such requirements or obtain such approvals may negatively impact our ability to distribute earnings from UL-CCIC or any of our other Chinese subsidiaries to us and U.S. investors or to fund or settle amounts under our joint venture agreement with CCIC. Any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations.
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
Our business’ operations and reputation depend on its ability to maintain the confidentiality, integrity and availability of data and systems related to its customers, employees, suppliers, proprietary technologies, processes, and intellectual property. We and our business and commercial partners, and other third parties with which we interact rely extensively on third-party service providers’ IT systems, including cloud-based systems and on-premises servers (i.e., data centers), to record and process data and manage our operations, among other matters. Additionally, we collect, process, transmit and store data about our partners, customers, suppliers and others, including financial information and personal information, as well as other confidential or sensitive information.
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
The inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information or sensitive information, and actual data security breaches, cyber-attacks, or other security incidents have and could in the future result in or expose us to a risk of loss or misuse of personal, confidential or sensitive information, and significant costs to us, which may include, among others, fines and penalties, costs related to remediation, contractual claims from customers, potential costs and liabilities arising from governmental, regulatory or third-party investigations, proceedings or litigation and diversion of management attention, all of which could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, undiscovered compromises or vulnerabilities in our IT systems or services have and could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that have and could attack our services and businesses.
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
We have taken steps to protect the confidentiality, integrity and availability of our data, but we cannot guarantee that these steps will be effective. Successful cyber-attacks have and may continue to target us directly, or indirectly target or impact us through our third-party suppliers, vendors, service providers, or other business or commercial partners. Such data security breaches, cyber-attacks, and other security incidents could occur in the future either at their location or ours, or within their systems or our systems, and affect confidential, personal or sensitive information. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyber-attacks, including AI, as well as the sources and targets of the attacks, change frequently. Given the unpredictability of the timing, nature and scope of cyber-attacks and other security incidents, we cannot guarantee that the technologies we use will adequately secure the data we maintain, including confidential, personal or sensitive information, against such attacks, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of such data, cyber-attacks, or other security incidents that impact the confidentiality, integrity or availability of such data, or our systems and operations.
We may experience a compromise of our systems or data, either due to a failure to adequately protect our information technology systems and network infrastructure or otherwise, which could cause a material adverse effect on our business, financial condition and results of operations, such as damage to our brand and reputation, legal claims, increased cost of insurance and remediation costs.
We have experienced, and may in the future experience failures of, or disruptions to, IT systems leading to the accidental or unauthorized destruction, loss, alteration, disclosure of or access to data transmitted, stored or otherwise processed by us. Such failures could include misconfiguration of identity and access management controls, misconfiguration of firewalls, failure to update and patch software on a timely basis, falling victim to social engineering schemes (such as phishing or vishing) or negligent or intentional employee or contractor acts or omissions. We take measures designed to prevent the compromise of our systems and data, including looking to the National Institute of Standards and Technology (“NIST”) Framework to serve as a benchmark for our program and provide guidance, using an endpoint detection and response solution and adding immutability to our backups; however, we cannot ensure these measures will prevent any such compromise. Further, while we have developed a cybersecurity risk management program that is intended to protect the confidentiality, integrity and availability of our critical systems and information, there can be no assurance that such program, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. A compromise of our systems or data may lead to the inadvertent disclosure of or unauthorized access to IT systems, networks and data, including confidential, personal or sensitive information, and could also result in or expose us to a risk of loss or misuse of confidential, personal or sensitive information, and result in significant costs to us, which may include, among others, fines and penalties, costs related to remediation, contractual claims from customers, potential costs and liabilities arising from governmental, regulatory or third-party investigations, proceedings or litigation and diversion of management attention, all of which could have a material adverse effect on our reputation, business, financial condition and results of operations.
We may experience an incident leading to an outage of our IT systems or network infrastructure which may impact our operations, including our ability to deliver services to customers, which may result in damage to our brand and reputation, lost sales, legal claims, contractual obligations, and increased insurance costs.
Outages of our IT systems or network infrastructure, attempts to overload our servers with denial-of-service, ransomware attacks, cyber-attacks, computer viruses or malicious code, break-ins, social engineering attacks (such as phishing or vishing), unintentional incidents causing loss of data, or similar incidents or other IT failures, have and may in the future cause damage to our key systems or cause us to experience: (i) interruption or delays in our services, (ii) misappropriation of personal information regarding our employees, customers or partners, (iii) the inability to deliver services to customers or operate the services, and (iv) loss of critical data, all of which has and could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business, financial condition and results of operations.
The services we provide are often critical to our customers and partners’ businesses. Certain of our agreements require us to comply with certain data security obligations, which could include ongoing operation of our IT systems and network infrastructure without interruptions, maintaining network security and backup data, ensuring our network is virus-free and maintaining business continuity planning procedures. Any failure to meet such contractual obligations, whether or not a result of or related to the services we provide, or an incident leading to an outage of our IT systems or network infrastructure could damage our reputation or result in a claim for substantial damages against us. Our liability for such outages, breaches of data security requirements or similar incidents may require us to indemnify our customers or our partners, and could result in reputational damage or a loss of customers, partners and revenue.
We may experience a compromise of our systems or data or an incident leading to unauthorized access to, disclosure or loss of confidential, personal or sensitive information, which may result in damage to our brand and reputation, lost sales, legal claims, contractual obligations, and increased insurance costs and may impact our financial performance.
While we invest in systems and processes that are designed to detect and prevent compromises of our systems or data, including cyber-attacks and other security incidents, and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all such incidents from occurring, and we and our partners and third parties with whom we interact may still experience such incidents. Any such actual or perceived incidents have, and in the future could, expose us to additional regulatory scrutiny and result in a violation of applicable data privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, and could adversely impact our business, financial condition and results of operations. Our existing general liability and cybersecurity insurance may not cover, or may cover only a portion of, any potential claims or expenses related to such incidents that affect us or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. In addition, such insurance may not be available to us on economically reasonable terms in the future. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating expenses and reduce our net income, or increase our net loss.
Furthermore, our IT systems have been, and may in the future be, subject to ransomware attacks and similar incidents or disruptions. In addition to the other risks described above, as a result of such attacks, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by government authorities. Moreover, we have and could incur significant costs, including costs associated with paying the ransom, negotiating the ransom, notifying affected persons and entities and otherwise complying with a multitude of foreign, federal, state, and local laws and regulations. As such incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.
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
If we fail to manage our SaaS hosting network infrastructure capacity, or if our infrastructure experiences a significant disruption, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions, which could lead to litigation and have a material adverse effect on our reputation, business, financial condition and results of operations.
We have a high volume of users, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our SaaS hosting network infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could have a material adverse effect on our reputation, business, financial condition and results of operations.
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
Although we maintain a comprehensive disaster recovery plan, store data in more than one geographically distinct location, and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any factor causing disruption, including those described above, or certain other failures of our computing infrastructure, customers may not be able to access their data for 24 hours or more, and there is a remote chance that customer data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solutions.
The legislative, judicial and regulatory landscapes relating to data collection, use and processing are challenging to comply with and are evolving and impact our ability to collect, use and process data, including personal information, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business. The actual or perceived failure to comply with data privacy laws and regulations could result in significant liability or reputational harm.
The domestic and international regulatory environment regarding data privacy and data security is increasingly evolving and demanding, including new and changing requirements, which could cause us to incur substantial costs. Failure of our services or solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner could have a material adverse effect on our business, financial condition and results of operations. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and state equivalents, and various state laws relating to data privacy and data security, including the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”) . As such, the U.S. Federal Trade Commission, U.S. Department of Health & Human Services, many state attorneys general and many courts interpret the various existing federal and state data privacy and consumer protection laws, and therefore enforce various standards for the collection, disclosure, processing, use, storage and security of data, including personal information. For example, HIPAA is a federal law protecting patient health information and creating standards for entities subject to HIPAA, either as a covered entity or a business associate, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”) is a federal law that imposes certain obligations on businesses that send commercial emails, such as a requirement to include in every commercial email an “unsubscribe link.” In addition, the CCPA created individual data privacy rights for California residents and places increased data privacy and security obligations on entities handling certain personal information of California-resident consumers and households. The CCPA, and other similar state comprehensive laws that have been passed since, require covered companies to provide disclosures to consumers of the relevant states about such companies’ data collection, use and disclosure practices, provide such consumers with rights to access, correct and delete their personal information and to opt-out of certain processing of personal information.
In the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on the collection and use of data about individuals. Although data privacy legislation has been introduced in the U.S. Congress to address data privacy more generally, despite significant legislative activity, to date there has not been any significant successful effort at enacting any such legislation; nevertheless, in the event of any such legislation, it would create additional regulatory and compliance obligations, legal risk exposure, and could significantly impact our business, financial condition and results of operations. Other states in addition to California have also enacted comprehensive consumer data privacy laws that create rights and impose corresponding obligations on covered companies relating to the access to, deletion of and disclosure of personal information collected by covered businesses about residents of the respective states. Currently, over a dozen states have enacted consumer privacy laws that are in effect. Similar other laws have been proposed in other states and at the federal level, and if passed, we could be subject to such laws regardless of whether we have operations or a physical presence in the applicable state. Although these new laws largely focus on consumers (other than the CCPA), these new and potential laws reflect a trend toward more stringent data privacy legislation in the United States, and we anticipate that similar laws will continue to be proposed at both the state and federal level. These new laws may impose obligations similar to or more stringent than those we are subject to under other data protection laws. Further, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
In the European Economic Area (the “EEA”) we are subject to the GDPR and any additional requirements in the national implementing laws of countries in the EEA, and in the UK, we are subject to the UK data protection regime consisting primarily of the UK General Data Protection Regulation (“UK GDPR”) and the UK Data Protection Act 2018, in each case in relation to our access, collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual, or personal information. The GDPR and UK GDPR both apply extra-territorially and impose a strict data protection compliance regime with onerous requirements on controllers and processors of personal information. Where we act as a controller, these include, for example: (i) accountability and transparency requirements (detailed disclosures about how personal information is collected and processed), and enhanced requirements for obtaining valid consent (or demonstrating that another appropriate legal basis is in place or otherwise exists to justify data processing activities); (ii) obligations to consider and implement data protection requirements as any new services are developed and to limit the amount of personal information processed; (iii) obligations to comply with data protection rights of data subjects (including the right to access and the right to be “forgotten”); (iv) reporting of personal information breaches to the supervisory authority without undue delay (and no later than 72 hours); and (v) complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. We generally act as a processor when we process personal information on behalf of our customers. Where we act as a processor and process personal information on behalf of our customers or partners, we are required to execute mandatory data processing clauses with our customers/partners, notify our customers/partners of any personal information breaches involving customer personal information, assist our customers/partners with any data subject rights requests and any data protection impact assessments, and maintain a record of data processing, among other requirements under the GDPR and the UK GDPR.
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

In addition, many consumer advocates, privacy advocates and government regulators believe that the existing laws and regulations do not adequately protect privacy. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. Changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our services or solutions, could have a material adverse effect on our business, financial condition and results of operations.
Any actual or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to data privacy, data security, or personal information may result in governmental investigations and enforcement actions, orders to cease or change how we process data, assessment notices (for a compulsory audit), litigation, fines and penalties or adverse publicity, and could cause our business or commercial partners and customers to lose trust in us, which could have an adverse effect on our reputation, business, financial condition and results of operations. For example, under the CCPA the California Attorney General or California Privacy Protection Agency may impose civil penalties for violations of up to $7,500 per violation, and it also provides a private right of action for certain data breaches, and fines for certain violations of the GDPR and the UK GDPR are significant—up to the greater of €20 million (£17.1 million) or 4% of total global annual turnover. In addition, we may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
If we use open source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to legal expenses, damages or costly remediation or disruption to our business.
We use open source software in some of our solutions. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions as currently marketed. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software or to make any derivative works of the open source code available to others on terms that are unfavorable to such user or at no cost. This can effectively render what was previously proprietary software open source software. It is possible under the terms of certain open source licenses (often called “copyleft” or “viral” licenses), if we combine our proprietary software with open source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. If portions of our proprietary software is subject to an open source license, we could be required to re-engineer all or a portion of our solutions or otherwise be limited in the licensing and commercialization of our solutions, each of which could reduce or eliminate the value of our solutions. There is a risk that we incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us.
In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software and use of open-source software or datasets could introduce inaccuracies or vulnerabilities that we are unable to anticipate, detect, or control. Further, sophisticated attackers may exploit vulnerabilities in open-source software to obtain access to our sensitive data or alter the outputs or results. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software, or be required to comply with onerous license restrictions, all of which could have a material impact on our business, financial condition and results of operations. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could be required to expend significant time and resources to replace the open source software or obtain a commercial license, which may not be available.
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
Our ability to provide our services to our customers and operate our global business requires that we work with certain third-party providers, including software vendors and network and cloud providers, and depends on such third parties meeting our expectations in timeliness, quality, quantity and economics. Our third-party suppliers may be unable to meet our expectations due to a number of factors, including personnel limitations as a result of a reduction in force. We may incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they offer their services to us on less advantageous terms. In addition, while there are backup systems in many of our operating facilities, we may experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our services, which could have an adverse effect on our business, financial condition and results of operations.
We could lose our access to our data providers, which could negatively impact our software solutions and could have a material adverse effect on our business, financial condition and results of operations.
Our software business depends upon continued access to and receipt of data from external sources. Our data providers could stop providing data, provide outdated data or inaccurate data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our data providers in a way that allows us to legally use the data. If we were to lose access to this external data, either temporarily or permanently, or if our access or use were restricted or were to become less economical or desirable, our ability to provide the full breadth of our services and software solutions could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data providers or that we will be able to continue to obtain data from them on acceptable terms, or at all. Further, we cannot provide assurance that we will be able to obtain adequate data on commercially acceptable terms from alternative sources if our current sources become unavailable.
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
In addition, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet as well as the emergence of new technologies. These improvements, as well as changes in customer preferences or regulatory requirements or transitions to non-traditional or free data sources or new technologies, may require changes in the technology used to gather and process our data and deliver our solutions. Further, we rely on third-party technology contractors that have extensive knowledge of our systems and database technologies. The loss of these third-party contractors could negatively affect our ability to maintain and improve our systems. Our success will depend, in part, upon our ability to:
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
We may not successfully implement new technologies, cause customers or data suppliers to implement compatible technologies or adapt our technology to evolving customer, regulatory and competitive requirements. If we fail to respond, or fail to cause our customers or data suppliers to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, the delivery of our services and our market reputation could be adversely affected. Additionally, our failure to implement important updates or the loss of key third-party technology consultants could affect our ability to successfully meet our anticipated timeline to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.
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
Any unethical conduct by our employees, agents, customers, contractors or partners could result in financial penalties or affect our brand, reputation or image, any of which could have a material adverse effect on our business, financial condition and results of operations.
We strive to enforce strict ethical values and principles in conducting our business. However, the risk of isolated acts in breach of these values and principles by our employees, agents, customers, contractors or partners cannot be ruled out. These may include dry labbing (fabricating test results), wrongful disclosure of confidential customer information, violation of our policies or failures to act in the face of corruption in order to secure personal gain, facilitate business development, avoid or settle disputes or fast track administrative decisions, as well as fraudulent acts, conflicts of interest, anti-competitive practices and violation of international economic sanctions.
We believe our main risk exposure arising from unethical conduct to be the corruption of our employees or contractors during an audit or inspection carried out at a customer’s premises, or at the premises of one of the customer’s suppliers on behalf of the customer, and we have in the past received reports of our employees and contractors being offered bribes. The risk of corruption increases when (i) the audited or inspected entity is located in a jurisdiction where corruption is considered to be endemic, culturally accepted or commonly attempted, or (ii) the audited entity’s business or the development of that business depends on the delivery of a favorable report by us.
We may also experience unethical conduct from customers, which could impact our business. For example, we are subject to the risk that customers will, and have had customers in the past, provide curated or cherry-picked samples that are not representative of production units for use in our testing, inspection and certification processes, which can affect the integrity of our results. In addition, certification programs, or schemes, are governed by rules that can be complex and costly to implement. Our employees and contractors have in the past, and may in the future, face pressure from customers to deviate from a proscribed scheme. Any such deviation, or any other unethical conduct, could result in damage to our reputation or the loss of our accreditations. Additionally, failure to comply with independence or objectivity rules (which may or may not result from an act of corruption) is also considered a major risk for our business. As another example, we are subject to the risk that our customers or partners will use our name in a misleading or otherwise unethically impermissible way in an attempt to use our reputation to their advantage. The occurrence of any of the events described above could have a material adverse effect on our business, financial condition and results of operations.
Our subcontractors, outside laboratories and other third parties with which we do business could take actions that could harm our business.
We outsource a number of our services, including certain of our laboratory activities. Our subcontractors, outside laboratories and other third parties with which we do business are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them and applicable laws and regulations. However, they are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. If any of our subcontractors, outside laboratories or other third parties do not fulfill their contractual obligations to deliver their products or services competently, on time or on budget, our business, financial condition and results of operations could be adversely affected.
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
We are subject to various restrictive covenants that could materially adversely impact our business, financial position and results of operations.
From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation obligations), including in connection with business dispositions, joint venture arrangements or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or employees. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse effect on our business, financial position and results of operations. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our business, financial condition and results of operations may be adversely impacted.
Risks Related to Litigation and Regulation
Allegations of our failure to properly perform our services may expose us to potential product and other liability claims, recalls, penalties and reputational harm or could otherwise cause a material adverse effect on our business, financial condition and results of operations.
We face the risk of financial exposure to product, personal injury, consumer class action and other liability claims alleging that our failure to adequately perform our services resulted in adverse consequences, including product recalls or seizures, adverse publicity and safety alerts. For example, we have been, and may in the future be, subject to claims resulting from our misapplication of standards or regulations, errors in our testing procedures and our failure to perform certain inspections. We could also face claims that we performed erroneous or out-of-specification testing or data integrity complaints, which could require retesting or result in claims of economic or other loss or which could result in personal injury. We derive limited revenue from government customers and our government contracts may contain additional requirements that may increase our costs of doing business, subject us to additional government scrutiny and expose us to liability for failure to comply with contractual requirements. A product liability judgment against us could also result in substantial and unexpected costs, affect customer confidence in our services, damage our reputation and divert management’s attention from other responsibilities.
Although we maintain product and professional liability insurance coverage in amounts we believe are customary, there can be no assurance that level of coverage is adequate, that a particular claim would be covered under our product and professional liability insurance or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or seizure, consumer class action or partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operations.

Changes to the relevant regulatory frameworks could result in a reduction in required inspections, tests or certifications, or harmonized international or cross-industry benchmarks and standards, any of which could lead to the reduction in demand for, or commoditization of, our services.
We conduct our business in a heavily regulated environment, with regulations that may differ widely from one country to the next. Many of our business activities involve inspecting, testing or certifying compliance with all types of benchmarks, regulations and standards. These regulatory frameworks are at the heart of most of our operating activities and directly determine our capacity to exercise our TIC activities as well as the operating conditions in which we conduct them.
We benefit from a broad range of differing certification standards that apply to TIC across different countries, regions and states, as our customers are frequently required to comply with multiple applicable standards across jurisdictions, thereby increasing their regulatory compliance obligations. Increased competitive pressure on TIC activities could accelerate efforts to harmonize international or cross-industry benchmarks or standards with which our customers regularly need to demonstrate their compliance to act in accordance with applicable laws and regulations. If government or other authorities adopt uniform standards or agree to mutually recognize each other’s standards, this could lead to the reduction in demand for, or commoditization of, our TIC services. Conversely, there could be fragmentation owing to a decoupling of the Chinese, U.S. and European economies. Certain countries could also choose not to allow private or foreign companies to engage in the local TIC market or may decide to change the rules for conducting business such that we can no longer operate in those countries.
Failure to comply with labor and employment laws and regulations to which we are subject could result in penalties or costs that could adversely affect our consolidated results of operations.
Our business is subject to complex and stringent regulations, both in the United States and internationally, related to employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation and other laws and regulations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the labor and employment laws and regulations to which we are subject, including, for example, the Occupational Safety and Health Act of 1970. Changes in laws, regulations and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our business, financial condition and results of operations.
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
From time to time, we have experienced delays in obtaining or renewing, and may have failed to obtain, certain required approvals, and there can be no assurance that we will be able to obtain or maintain any such approvals in the future. To date, any such delays or failures to obtain required approvals has not had a material impact on our business, financial condition and results of operations. Failure to maintain or renew necessary permits, licenses, accreditations, approvals or authorizations, or to comply with required standards, or any inadvertent conclusion by us that any such permits, licenses, accreditations, approvals or authorizations are not required, could result in our inability to continue our businesses in the various jurisdictions in which we operate in a manner consistent with past practice, which could in turn have an adverse effect on our financial condition and results of operations.

We could also be required to obtain new or different permits, licenses, accreditations, approvals or authorizations in the future. If any new necessary permits, licenses, accreditations, approvals or authorizations are required, or if any review or other procedure is required, we may or may not be able to obtain such permits, licenses, accreditations, approvals or authorizations or complete such review or other relevant procedure in a timely manner or at all. Any permits, licenses, accreditations, approvals or authorizations that we obtain could nevertheless be revoked or the terms of their issuance may impose restrictions on our operations.
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
The accreditations, approvals, permits, delegations of authority, official recognition and other authorizations we must in some instances obtain are issued by public authorities or professional organizations, often following long and complex review procedures. Most authorizations are granted for limited periods of time and are subject to periodic renewal by the authority concerned. For some of our businesses, we must be an active member of certain professional organizations in order to be eligible for select projects.
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
Similarly, although we monitor developments in the regulatory landscapes in the jurisdictions in which we operate, if any regulatory agency were to decide that we have not met their required standards or obtained or maintained their required permissions or approvals, such regulatory agency could impose fines and penalties on, limit or revoke our operating privileges in that jurisdiction or take other actions that could have a material adverse effect our reputation, business, financial condition and results of operations.
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
For example, as with any TIC company, the quality and pertinence of our work and findings could be called into question in the event that flaws are subsequently identified or a major incident occurs. These claims are unique because TIC companies can be held liable for sums that are often disproportionate in light of the amounts actually paid for the services provided. In the normal course of our business, we are sometimes involved in proceedings that seek to establish our professional liability on a contractual or extra-contractual basis in connection with the TIC services we provide.
In litigation, plaintiffs may seek various remedies, including declaratory or injunctive relief, compensatory or punitive damages, restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. In some instances, even if we comply with applicable laws and regulations, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. In addition, awards against and settlements by our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.
It is likely that we will be subject to other claims in addition to those described above in the future relating to our current or former facilities or activities. Any claim brought against us, regardless of its merits, could be costly to defend and could result in an increase of our insurance premiums and exhaust our available insurance coverage. The financial impact of litigation is difficult to assess or quantify. Some claims brought against us might not be covered by our insurance policies or might exhaust our available insurance coverage for such occurrences. Furthermore, an insurer might refuse coverage, and even where the claim should be covered by insurance, we would have to pay in full significant self-insured retention amounts before obtaining any insurance proceeds. To the extent our insurance coverage is inadequate and we are not successful in identifying or purchasing additional coverage for such claims, we would have to pay the amount of any settlement or judgment that is in excess of policy limits. Claims against us that result in the entry of a judgment or that we settle that are not covered or not sufficiently covered by insurance policies, or which fall within retained liability under our policies, could have a material adverse effect on our business, financial condition and results of operations.
See Part II, Item 8, Note 19, “Commitments and Contingencies,” of this Annual Report” for information regarding our legal proceedings.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights. We rely on a combination of trademarks, certification marks, service marks, patents, trade secrets, copyrights and other forms of intellectual property, contractual restrictions and confidentiality procedures to establish and protect our proprietary rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to or copy our proprietary technology, use similar trademarks and certification marks and develop and commercialize substantially identical services or technologies, such that our business, financial condition and results of operations may be harmed.
We believe that our trademarks, logos, service marks and certification marks are integral to our business and our success in building our reputation, customer loyalty and the goodwill associated with our business. The UL Mark, in particular, is critical to our business and our brand, and any loss of protection of the UL Mark would likely have a material impact on either or both. We have registered, or have applied to register, trademarks, service marks and certification marks that we believe are important to our business in the United States and in many foreign jurisdictions. We cannot assure that our applications will be approved or that these registrations will prevent imitation, counterfeiting or other infringement of our name, certification marks, service marks or the infringement of our other intellectual property rights by others. Third parties may oppose our trademark applications and registrations or otherwise challenge our use of the trademarks, certification marks or service marks. Imitation, unauthorized use or misuse of our name, certification marks or service marks could have a material adverse effect on our business, financial condition and results of operations. To assert control over the use of our trademarks, we rely on contractual protections, and we implement quality control measures and monitoring techniques intended to protect our trademarks from unauthorized use or other misuse. However, no assurances can be given that those contracts will not be breached, and we cannot be certain that the actions we have taken to establish, police and protect our trademarks or our resources will be adequate to prevent or detect infringing use by others. If disputes arise in the future, we may not be able to successfully resolve these types of conflicts to our satisfaction. In the event that our certification marks, trademarks or service marks are successfully challenged or cancelled, we could lose protection for them in the applicable jurisdiction, which could result in third parties using identical or confusingly similar marks to our trademarks, certification marks or service marks, loss of brand recognition, could require us to change the operation of our business and could require us to devote additional resources to advertising and marketing. In the future, we may acquire additional trademarks, service marks or certification marks, or license such marks from third parties, which could require significant cash expenditures. The loss of our trademark protection or the inability to enforce our trademarks, service marks, or certification marks against unauthorized copying or use could have a material adverse effect on our business, financial condition and results of operations.

We have filed various applications for certain aspects of our intellectual property in the United States and other countries, and we currently hold issued patents in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios, license patents from third parties or agree to license the technology of third parties, which could require significant cash expenditures. Our patents do not cover all of our technologies, methods and systems, and our competitors or others may design around our patented technologies. Further, when we seek patent protection for a particular technology, there is no assurance that the applications we file will result in issued patents or that if patents do issue as a result that they will allow us to effectively block competitors creating competing technology. Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To secure and protect our intellectual property, including know-how and trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators who contribute to our material intellectual property or have access to our confidential or sensitive information to enter into agreements which include intellectual property assignments and confidentiality obligations. We also rely on customary contractual protections with our suppliers and customers, and we implement security measures intended to protect our trade secrets, know-how and other proprietary information. However, no assurances can be given that all employees, consultants, advisors or other collaborators who have contributed to material intellectual property development or have had access to our confidential or sensitive information, have actually executed one of these agreements and even if they have, that those contracts will not be breached. Further, those contracts may be ineffective in protecting our intellectual property, may not prevent unauthorized disclosure, and do not prevent third parties from independently developing technologies that may be substantially equivalent or superior to our technology. The loss of our intellectual property or the inability to protect our proprietary technology against unauthorized copying or use could have a material adverse effect on our business, financial condition and results of operations.
We also currently hold various domain names relating to our brand. The regulation of domain names in the United States and other countries is subject to change. As a result, we may not be able to use our name or acquire or maintain all domain names that are important for our business. Furthermore, we may be unable to prevent third parties from acquiring and using domain names that are confusingly similar to, or that otherwise have a negative impact on, the value of our trademarks, certification marks and other proprietary rights or intellectual property rights. Any inability or failure to do so could adversely affect our brand and make it more difficult for users to find our websites.
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system inputs and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our reputation, business, financial condition and results of operations. Given the long history of development of AI technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI technologies.
Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources could result in our substituting inferior or more costly technologies or injure our reputation. In addition, we cannot be certain that we could obtain commercial licenses of third-party technology on commercially reasonable terms or at all, which could harm our ability to compete and have a material adverse effect on our business, financial condition and results of operations.
The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.
The absence of internationally harmonized intellectual property laws, together with different enforcement regimes, make it more difficult to ensure consistent protection of our proprietary rights. Despite our best efforts, we may not be able to secure registrations or protection of our trademarks, service marks, certification marks, patentable inventions, copyrights and other intellectual property in certain key foreign jurisdictions and markets due to applicable intellectual property laws and procedures in certain countries. Even if we are able to secure registrations in such foreign countries, our strong international presence may lead to increased exposure to unauthorized copying and use of our technologies, proprietary information or branding. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Our inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
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
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights both inside and outside of the United States, and we may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights against others may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our ability to adequately protect our intellectual property rights also depends, in part, on our relationships with enforcement officials in the jurisdictions in which we operate, their familiarity with us and the UL Mark and the reputation and vigilance of our field engineering and brand protection teams in such jurisdictions. When we relocate or expand our operations into new regions it takes time to develop these relationships and demonstrate our reputation as a company that actively works to protect its brand and enforce its intellectual property rights. Until such relationships and reputation have been established in these new regions, we may not be able to adequately protect and enforce our intellectual property rights, exposing us to heightened reputational and other harm.
Unintended or unauthorized disclosure of trade secrets, source code or other proprietary information could have a material adverse effect on our business, financial condition and results of operations.
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and confidential or sensitive business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business.
In addition, our trade secrets, know-how and other proprietary information may be stolen, used in an unauthorized manner or compromised through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors, through cyber-attacks into our computer systems, physical theft through corporate espionage or other means or through more indirect routes, including by joint venture partners, licensees that do not honor the terms of the license, potential licensees that were ultimately not licensed or other parties reverse engineering our solutions. Unauthorized use or disclosure of this information could harm our reputation, subject us to liability under our agreements and harm our relationships with key counterparties, which could materially and adversely affect our business, financial condition and results of operations.
We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of our efforts and attention.
The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful, and our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. We may incur costs to defend against, face liability for or be vulnerable to intellectual property infringement claims brought against us by others, as third parties have asserted and may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition and results of operations. If such proceedings result in an adverse outcome, we could, among other things, be required to pay substantial damages, discontinue the use of the infringing processes, expend significant resources to develop non-infringing processes, and enter into licensing arrangements from the third party claiming infringement, which may not be available on commercially reasonable terms or at all, any of which could materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service all of our indebtedness and invest in the ongoing needs of our business and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2025 and 2024, our total debt outstanding, prior to unamortized debt issuance costs, was $494 million and $747 million, respectively. Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems. Any decrease in our liquidity could result in our inability to meet financial obligations or fund working capital, capital expenditures, acquisitions, dividends and other general corporate purposes, and we could be forced, subject to any restrictions under our Amended Charter and the Stockholder Agreement, to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. In addition, our outstanding indebtedness may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations.
An increase in interest rates would increase interest costs on our 2025 Credit Facility and any variable rate debt we incur, which could adversely impact our ability to refinance existing debt or acquire assets.
Borrowings under that certain credit agreement, by and among the Company and certain of its non-U.S. subsidiaries as co-borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”, and the senior unsecured five-year multi-currency revolving facility pursuant thereto, the “2025 Credit Facility”) bear interest at a rate per annum equal to, at our option, (a) a specified benchmark rate for the applicable currency (which, in the case of U.S. Dollar loans, shall be the Term SOFR (as defined in the Credit Agreement)), plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”), or (b) for U.S. Dollar loans made to the Company only, a base rate (which is equal to the highest of (i) the Bank of America prime rate, (ii) the U.S. federal funds rate plus 0.5% per annum, or (iii) the Term SOFR rate plus 1%) plus a margin (loans with a rate based on this clause (b), “base rate loans”). As of December 31, 2025, the margin was 1% for benchmark rate loans and 0% for base rate loans but may be adjusted based on our current debt rating and our most recently tested consolidated net leverage ratio and may vary from 0.875% to 1.375% for benchmark rate loans and 0.0% to 0.375% for base rate loans. The unused commitment fee varies from 0.090% to 0.175% based on our current debt rating and our most recently tested consolidated net leverage ratio. Any increase in the interest rate applicable to borrowings under the 2025 Credit Facility will reduce our cash flows available for other corporate purposes, including operations, capital expenditures and acquisitions. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps or other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

During 2025, the variable interest rates applicable to both benchmark rate loans and base rate loans under our 2025 Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to fluctuate with any future Federal Reserve Board interest rate changes and future changes in SOFR. In addition, increases in interest expenses are considered with other expense increases that may be passed, in whole or in part, along to our customers; however, we do not expect increases in interest expenses to materially impact our pricing strategy in the near term. The increased interest payments on our variable rate debt are not material to our overall liquidity position and have not impacted, and are not expected to have an impact on, our ability to make timely payments under our 2025 Credit Facility.
The terms of our 2025 Credit Facility and the indenture governing the notes contain restrictions and limitations on us that could impact our ability to operate our business.
In October 2023, we issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). Our 2025 Credit Facility and the indenture governing the notes contain covenants that, among other things, restrict our and certain of our subsidiaries’ ability to (i) incur indebtedness, (ii) create liens, (iii) make dividends or other distributions, (iv) make investments, and (v) consolidate with or merge into other parties or sell or otherwise dispose of all or substantially all of our properties and assets taken as a whole. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions beyond our control, including credit or capital market disruptions. The breach of any of these covenants or restrictions, if not waived or cured, if applicable, could result in the acceleration of all or a substantial portion of our outstanding debt under our 2025 Credit Facility and the notes. We may be unable to borrow under the 2025 Credit Facility in the future and may not be able to repay the amounts due under the 2025 Credit Facility, the indenture governing the notes or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.
We and our subsidiaries may incur substantially more indebtedness, which could further exacerbate the risks associated with our indebtedness.
We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. The 2025 Credit Facility permits additional borrowings beyond the committed amounts under certain circumstances. If new indebtedness is added to our current indebtedness levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.
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
•conditions that impact demand for our services;
•future announcements concerning our business or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•coverage by or changes in financial estimates by securities analysts or our failure to meet their expectations;
•the size of our public float;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings, including the Restructuring Plan;
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
These broad market and industry factors may increase price volatility or materially reduce the market price of our Class A common stock, regardless of our operating performance. As a result, holders of our Class A common stock may suffer a loss on their investment.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or in other adverse consequences. For example, our dual class share structure makes us ineligible for inclusion in certain indices and, as a result, investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds. These policies may therefore depress valuations of publicly traded companies excluded from such indices. We also cannot assure that other stock indices will not take similar actions.
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
Pursuant to our Amended Charter, our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, UL Standards & Engagement, as the sole holder of our outstanding Class B common stock, beneficially owns 61.6% of our outstanding capital stock and holds 94.1% of the voting power of our outstanding capital stock. As a result, UL Standards & Engagement has control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore is able to control all matters submitted to our stockholders for approval until the earlier of 5:00 p.m. New York City time on (1) the seven year anniversary of the date of the closing of the IPO and (2) the date on which the number of outstanding shares of Class B common stock held by UL Standards & Engagement and certain permitted transferees represents less than 35% of the shares of Class B common stock that UL Standards & Engagement held immediately following the IPO (the “Sunset Date”). This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, for the foreseeable future, UL Standards & Engagement will have sufficient voting power to determine the outcome with respect to elections of directors and the composition of our board (including whether certain of our directors also hold a management or board position with UL Standards & Engagement or UL Research Institutes), amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval or rejection of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated control may directly or indirectly preclude us from pursuing opportunities we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interest. This control may also adversely affect the market price of our Class A common stock.
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
As of December 31, 2025, UL Standards & Engagement controls 94.1% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE and may elect not to comply with certain corporate governance requirements, including:
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
If UL Standards & Engagement sells a controlling interest in us to a third party in a private transaction, investors may not realize any change-of-control premium on shares of our Class A common stock and we may become subject to the control of a presently unknown third party.
As of December 31, 2025, UL Standards & Engagement beneficially owns 61.6% of our outstanding common stock and controls 94.1% of the combined voting power of our outstanding common stock. UL Standards & Engagement may sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control. The ability of UL Standards & Engagement to privately sell its shares of our common stock, without a concurrent offer to public stockholders, could prevent investors from realizing any change-of-control premium on shares of our common stock that may otherwise accrue to UL Standards & Engagement. UL Standards & Engagement may pursue such sales to raise proceeds for its public safety mission or if it otherwise determines a sale transaction is in its best interests. The timing and amount of any such transaction may be based on the funding needs of UL Standards & Engagement and could be executed at a time or times that may not be in the best interests of us and our other stockholders. Subject to applicable law, UL Standards & Engagement is entitled to sell shares of our Class A common stock at a time or times and in such amounts that it determines to be in its best interests. Additionally, if UL Standards & Engagement privately sells its significant equity interest in us, we may become subject to the control of a presently unknown third party that may have conflicts of interest with those of our other stockholders. In addition, if UL Standards & Engagement sells a controlling interest in us to a third party, our outstanding indebtedness may be subject to acceleration, our liquidity could be impaired and our third-party commercial agreements and relationships could be impacted. Any resulting change in control could also have a negative effect on our various agreements with UL Standards & Engagement, including with respect to our access to UL

Standards & Engagement’s library of standards, any of which could adversely affect our ability to run our business and may have a material adverse effect on our financial condition and results of operations.
Conflicts of interest may arise because certain of our directors hold, or may in the future hold, a management or board position with UL Standards & Engagement or UL Research Institutes.
We are controlled by UL Standards & Engagement, of which UL Research Institutes is the sole member. UL Research Institutes is focused on the research and exploration of, and communication about, threats to human safety, and UL Standards & Engagement is focused on the translation of research insights into practical innovations to advance human safety through the development of safety standards and proactive communication, advocacy and policy initiatives related thereto. From time to time, certain of our directors are, and may become, trustees, directors or officers of UL Standards & Engagement or UL Research Institutes. In particular, as of the date of this Annual Report, James M. Shannon and Elisabeth Tørstad serve as members of the board of trustees of UL Research Institutes and as members of the board of directors of UL Standards & Engagement, with Mr. Shannon serving as the chairman of such board of directors, and James P. Dollive and George A. Williams serve as members of the board of trustees of UL Research Institutes, with Mr. Williams serving as the chairman of such board of trustees. The interests of any such director in UL Standards & Engagement or UL Research Institutes and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and UL Standards & Engagement or UL Research Institutes that could have different implications for them and us. Conflicts of interest could also arise if we enter into any new arrangements with UL Standards & Engagement or UL Research Institutes in the future.
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
In connection with our IPO, we entered into a Stockholder Agreement with UL Standards & Engagement, pursuant to which UL Standards & Engagement has certain information, consent and other governance rights that give UL Standards & Engagement significant influence over certain of our corporate and governance matters. The consent, board designation and related rights are also contained in our Amended Charter.
There can be no assurance that we will continue to declare cash dividends or repurchase our shares at all or in any particular amounts.
Payment of quarterly dividends or repurchase of our shares are subject to capital availability and periodic determinations by our board of directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Our dividend payments and share repurchases may change from time to time based on, among other factors: our views on potential future capital requirements for investments, including acquisitions; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; contractual restrictions; and changes to our business model. We cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price. Additionally, under our Amended Charter and the Stockholder Agreement, until UL Standards & Engagement no longer beneficially owns at least 25% of the voting power of our then-outstanding voting stock, we are restricted from paying or declaring any dividend or other distribution that is inconsistent with our current dividend policy, or modifying or amending our dividend policy, without the prior written consent of UL Standards & Engagement.
Distributions we pay on our Class A common stock may not qualify as dividends for U.S. federal income tax purposes, which could adversely affect the U.S. federal income tax consequences to you of owning our Class A common stock.
For U.S. federal income tax purposes, a distribution we pay on a share of our Class A common stock generally will be treated as a dividend to the extent the distribution is paid out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Our accumulated earnings and profits as of December 31, 2023 were zero. While we generated earnings and profits for U.S. federal income tax purposes in 2024 and 2025, and we expect to generate earnings and profits for such purposes in subsequent tax years, our ability to generate such earnings and profits in any year may be impacted by external or other factors that are difficult to predict. Any distribution (or portion of a distribution) not constituting a dividend will be treated as first reducing your adjusted basis in your shares of our Class A common stock and, to the extent that the distribution exceeds your adjusted basis in your shares of our Class A common stock, as gain from the sale or exchange of such shares. In addition, if you are a domestic corporation, you will not be entitled to claim a “dividends-received” deduction, which may apply to dividends received from other domestic corporations.
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
The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales may occur, could harm the prevailing market price of shares of our Class A common stock or make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate. Sales of our Class A common stock made as restrictions on resale end or made pursuant to registration rights may make it more difficult for us to raise additional funds through offerings of our shares of Class A common stock or other securities. As of December 31, 2025, we had 77,270,964 shares of Class A common stock and 123,755,000 shares of Class B common stock outstanding. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. All shares of Class B common stock outstanding are owned by UL Standards & Engagement.
In addition, pursuant to our registration rights agreement with UL Standards & Engagement, dated as of April 2, 2024 (the “Registration Rights Agreement”), UL Standards & Engagement has certain registration rights, including the right, subject to certain conditions, to require us to register the offer and sale of its shares of our Class A common stock under the Securities Act (including shares of Class A common stock issuable upon conversion of outstanding shares of Class B common stock). As of December 31, 2025, the shares covered by registration rights represent approximately 61.6% of our outstanding common stock. Registration of any of these outstanding shares of Class A common stock or shares of Class A common stock issuable upon conversion of outstanding shares of Class B common stock would result in such shares becoming freely tradable without compliance with Rule 144 of the Securities Act upon effectiveness of the registration statement, which could cause the prevailing market price of our Class A common stock to decline. Subject to the Registration Rights Agreement and applicable law, UL Standards & Engagement will determine the timing and amount of such sales, which determination may be based upon UL Standards & Engagement’s funding needs or other factors UL Standards & Engagement deems relevant to the furtherance of its public safety mission or otherwise in its best interests, and such sales could be executed by UL Standards & Engagement at a time or times that otherwise may not align with our interests or the interests of our other stockholders.
Future transfers, including sales, by UL Standards & Engagement of shares of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions. The conversion of Class B common stock into Class A common stock as a result of such transfers or exchanges would dilute holders of Class A common stock in terms of voting power within the Class A common stock.
From time to time in the future, subject to our Amended Charter and the Stockholder Agreement, including UL Standards & Engagement’s consent rights thereunder, we are also permitted to issue additional shares of our Class A common stock or securities convertible into Class A common stock, including additional shares of our Class B common stock, pursuant to a variety of transactions, including investments and acquisitions, which would dilute our existing stockholders’ ownership. The sale of a significant amount of such shares in the public market or otherwise could adversely affect prevailing market prices of our Class A common stock. We regularly evaluate potential investment and acquisition opportunities, including ones that would be significant to us. The issuance of additional securities in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock.
We have incurred, and will continue to incur, significant costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
We have incurred, and will continue to incur, significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Exchange Act, as well as under the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, our management team must devote substantial attention to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. The process of reviewing and improving our internal control is both costly and challenging and may also require substantial attention from our management team, which could negatively impact other matters that are important to our business.
If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence and litigation from investors and stockholders, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could adversely affect our business, financial condition and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.
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
For U.S. federal tax purposes, UL Standards & Engagement and UL Research Institutes are tax-exempt entities, and, in the future, UL Research Institutes may likely become a “private foundation.” In general, private foundations are prohibited from engaging in acts of “self-dealing” with “disqualified persons,” each as defined under the Internal Revenue Code of 1986, as amended (the “Code”), and disqualified persons engaged in self-dealing transactions are subject to additional excise taxes. If UL Research Institutes becomes a private foundation, UL Standards & Engagement will become a disqualified person with respect to it if UL Standards & Engagement makes significant grants or contributions to UL Research Institutes. At that time, UL Solutions would also become a disqualified person if it is more than 35% (determined by voting power) owned by UL Standards & Engagement. Transactions between UL Research Institutes or UL Standards & Engagement, on the one hand, and UL Solutions (as a disqualified person), on the other hand, may be subject to the rules governing self-dealing transactions.
From time to time, U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially different corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. Governments have strengthened their efforts to increase revenues through changes in local tax laws, and international agreements, including laws and agreements regarding the taxation of software as services, transfer pricing, economic presence and apportionment of income to determine the tax base. In addition, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting (“BEPS”) project led by the Organization for Economic Cooperation and Development and supported by the G20, under which members of the inclusive framework on BEPS have committed to implementing a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global revenues above €20 billion (“Pillar One”). The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million (“Pillar Two”). Pillar One remains under negotiation by the members of the inclusive framework, and we are monitoring the developments. Aspects of Pillar Two rules have been enacted as legislation in several countries in which we operate. Although the overall impact of such legislation on our global effective tax rate for 2024 was not significant, our 2025 effective tax rate has increased to 26.6%. Subsequent periods may also be impacted by aspects of Pillar Two legislation. We will continue to monitor the impacts of Pillar Two rules as they continue to be refined by the OECD and implemented by various national governments, including a possible exemption for U.S. headquartered companies.
Furthermore, U.S. federal income tax law has undergone significant reform in recent years, including as a result of the enactment of the U.S. Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act of 2025. Changes in laws, including through implementing regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect our business, financial condition and results of operations.
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
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, and there are certain markets in which we operate that require us to take on more risk. For example, we work with customers, such as technology companies and original equipment manufacturers, operating in the autonomous vehicle market who often demand uncapped liability for claims related to their proprietary information, such as trade secret claims or claims for breach of confidentiality. Moreover, if we do not make policy payments on a timely basis, we could lose our insurance coverage, or if a loss is incurred that exceeds policy limits, our insurance provider could refuse to cover our claims, which could result in increased costs. If we are unable to make claims on our insurance, then we may be liable for any such claims, which could cause us to incur significant liabilities. Although we believe that we have adequate coverage, if we lose our insurance coverage and are unable to find similar coverage elsewhere or if rates continue to increase, it may have an adverse effect on our business, financial condition and results of operations.
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
We are subject to Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other, which requires that goodwill be evaluated at least annually for impairment, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. In addition, we are subject to Accounting Standards Codification Topic 360, Property, Plant and Equipment, which requires that long-lived assets, including intangible assets with finite useful lives, be evaluated for impairment whenever an event occurs or conditions change that indicate the carrying amount of the asset group may not be recoverable. The carrying amount of our goodwill and other intangible assets at December 31, 2025 was $704 million. If in the future we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.
During the three months ended September 30, 2023, we identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. This partial impairment charge was the result of lower than expected demand for Non-certification Testing and Other Services in the mobility industry, which was impacted by auto industry conditions in the third quarter of 2023, including slowing of the pace of electric vehicle transition, labor uncertainties and the impact of more moderate growth expectations for the business. At December 31, 2025, the remaining goodwill related to this reporting unit was no longer considered at risk of further impairment.
We may incur changes in estimates to our reported revenue, contract assets and contract liabilities related to our contracts with customers. Changes in our estimates could adversely affect our future reported financial condition and results of operations in the relevant period of change.
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
For our Certification Testing and Non-certification Testing and Other Services arrangements recognized over time, we measure progress towards completion of these contracts based on the relationship between the time elapsed of each project phase relative to the expected duration of that phase. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects.
In the future, as the information that we use to determine the expected duration of each revenue phase changes, this could result in changes to the pattern of revenue recognition of our contracts and the corresponding contract assets and contract liabilities recorded to date under ASC 606. If, in the future, we determine it is appropriate to revise our estimates used in the over-time recognition model, our reported revenue, contract assets and contract liabilities for the relevant period could be impacted by the amount of the non-cash adjustment, net of any income tax effects. Any such change in estimate could be significant and could have a material adverse effect on our reported financial condition and results of operations in the period of the change.
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
Many of our facilities are located on leased premises. The terms of our leases vary in length and include options to renew for specified periods of time. At the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Relocating a facility involves significant expense in connection with the movement and installation of specialized equipment and any necessary recertification or licensing with regulatory authorities. Closing a facility, even briefly to relocate, would reduce the revenue that such facility would have contributed and could negatively impact our customer relations. Any such relocation or closure could have a material adverse effect on our business, financial condition and results of operations.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our business, financial condition and results of operations.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in global financial markets or other events, such as geopolitical conflicts and other geopolitical developments, could cause fluctuations in exchange rates that may adversely affect our revenues, expenses and net earnings. As a result of our global operations, we generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar, primarily the euro, the Japanese yen, the Chinese renminbi, the New Taiwan dollar, the Korean won and the British pound sterling. Our results of operations are impacted by currency exchange rate fluctuations to the extent that we are unable to match net revenues received in foreign currencies with expenses incurred in the same currency. For example, where we have significantly more expenses than net revenues generated in a foreign currency, our profit from operations in that location would be adversely affected in the event that the U.S. dollar depreciates against that foreign currency. Our results of operations are also exposed to foreign currency exchange risk related to intercompany loan and operating balances between subsidiaries that are denominated in currencies other than the U.S. dollar, primarily the euro, Korean won and the Japanese yen. A transaction made in a currency that differs from the local entity’s functional currency is first remeasured at the entity’s functional currency. Such changes in foreign currency exchange rates could materially and adversely affect our business, financial condition and results of operations.
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
Key elements of our cybersecurity risk management program include but are not limited to the following:
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

•cybersecurity awareness training of our employees and contractors, incident response personnel, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.
In the prior twelve months, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, notwithstanding our cybersecurity risk management program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further information, refer to Part I, Item 1A, Risk Factors of this Annual Report for a discussion of risks related to cybersecurity and technology.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and it oversees management’s implementation of our cybersecurity risk management program. In addition, the board of directors has delegated to the Audit Committee of the board of directors oversight of our enterprise risk management (“ERM”) process, which regularly identifies, assesses, and mitigates enterprise and emerging risks, including cybersecurity-related risks.
Our board of directors receives semi-annual reports from management on our cybersecurity risks and our cyber risk management program. In addition, management updates the board of directors, as necessary, regarding any material cybersecurity incidents.
Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our CISO, who reports to our Chief Transformation Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The CISO has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has significant relevant experience, including previously serving as the Chief Information Security Officer for Hill-Rom, holding cybersecurity positions at Blue Cross Blue Shield of Michigan and the Wayne County Department of Technology, and earning multiple cybersecurity-related certifications from the Information Systems Audit and Control Association (“ISACA”).
Our management team takes steps to stay informed about cybersecurity risks and developments and supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include, among other things: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. Properties
The table below sets forth certain information regarding our owned and leased properties as of December 31, 2025:

	Owned	Leased	Total
Sites with laboratories	17	70	87
Dedicated office spaces	—	58	58
Total locations	17	128	145

Laboratories Footprint
We operate and maintain a global laboratory network with deep technical capabilities in order to serve our customers. As of December 31, 2025, we leased or owned 87 sites with laboratories spread across 27 countries. Further, we have one laboratory location under construction and three undergoing expansion to meet local market and technology needs to strengthen our industry leading footprint and global capabilities. Our laboratories employ approximately 3,400 employees and span over 5 million square feet. We operate 36 laboratory sites throughout Asia, 31 laboratory sites in the Americas and 20 laboratory sites in Europe, the Middle East and Africa. These laboratories use more than 140,000 pieces of test equipment and enable us to offer high-quality testing capabilities across a diverse set of standards, regulations and customer and market specific requirements.
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
Footprint and Facilities
In addition to our leading network of laboratories around the world, we have a broad and global portfolio of offices and facilities. Our corporate headquarters is located at 333 Pfingsten Road, Northbrook, Illinois 60062. We own the property and building where our headquarters is located, which spans approximately 979,000 square feet.
Alongside our headquarters, as of December 31, 2025, we had 58 additional locations that are exclusively dedicated to office space in 26 countries. Our global network of offices, coupled with our technical laboratories across the world, enable us to offer our customers the services they need in their local markets.
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
As of February 13, 2026, there was one holder of record of the Company’s Class A common stock. The number of record holders is based upon the actual number of holders registered on the Company’s books at such date based on information provided by the Company’s transfer agent and does not include holders of shares in “street name” or other holders identified in security position listings maintained by depository trust companies.
There is no established public trading market for the Company’s Class B common stock. As of February 13, 2026, the Company’s Class B common stock was held by one stockholder, ULSE Inc.
Dividends
The Company currently intends to continue paying a regular cash dividend on its common stock. The Company intends to periodically assess the size of the regular quarterly dividend based on its dividend policy and the factors noted below. However, the Company cannot give any assurance that it will continue to declare dividends in any particular amounts, or at all, in the future.
A summary of cash dividends per share on the outstanding UL Solutions common stock declared to stockholders by the Company’s board of directors during the twelve months ended December 31, 2025 is presented below:

Declaration Date	Stockholders of Record as of Close of Business Date	Payment Date	Dividends per share	Amount (in millions)
2/11/2025	2/28/2025	3/10/2025	$0.13	$26
5/20/2025	5/30/2025	6/9/2025	$0.13	$26
8/19/2025	8/29/2025	9/8/2025	$0.13	$27
11/11/2025	11/28/2025	12/8/2025	$0.13	$26
On February 10, 2026, the Company declared a regular cash dividend of $0.145 per share, an increase from the previous $0.13 per share.
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
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
4/12/2024
12/31/2024
12/31/2025
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. Reserved
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis includes a comparison of the Company’s results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2025 and 2024 and should be read in conjunction with the Company’s consolidated financial statements and the related notes which are included in this Annual Report. For a comparison of our results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025, which discussion is incorporated herein by reference. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those the Company describes under “Risk Factors” in Part I Item 1A of this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future. The Company has reclassified certain amounts in prior period financial statements to conform to the current period’s presentation.
References to “UL Solutions” and the “Company” refer to UL Solutions Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.
Business Overview
UL Solutions is a global safety science leader with a distinguished and trusted brand that dates back to its founding in 1894 as part of the nonprofit Underwriters Electrical Bureau, a predecessor to Underwriters Laboratories Inc. (“UL Research Institutes”), ULSE Inc. (“UL Standards & Engagement”) and UL Solutions. As of December 31, 2025, the Company provided independent third-party testing, inspection and certification (“TIC”) services and related software and advisory (“S&A”) offerings to more than 80,000 customers in over 110 countries. UL Solutions is the largest TIC services provider headquartered in North America (by revenue), and it maintains a leadership position across additional global markets, including Europe and Asia.
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
The Company’s primary addressable market is the highly fragmented outsourced product TIC market, where the Company provides (1) testing, inspection and certification services for a wide array of products, components, assets and supply chains in the consumer and industrial end markets, and (2) emerging product lifecycle services, asset and sustainability performance advisory and supply chain services. Demand for outsourced TIC services is increasing across the markets the Company serves as a result of new emerging technologies, evolving global safety regulations and standards, increases in global trade and shorter product lifecycles. With more than 650 technical accreditations and the ability to test and certify against more than 4,000 global standards, the Company believes it is positioned to benefit from ongoing demand growth within the Company’s addressable market. Additionally, as the global economy evolves and becomes more digital and inter-connected, the Company’s customers continue to seek ways to bridge their traditional TIC needs with next generation software and services. The Company believes that its complementary TIC and S&A offerings position it to capitalize on this market need and better serve its customers.
Since January 1, 2024, the Company has completed the following acquisitions and divestitures, including those that impact the comparability of results between periods:
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
•In May 2024, the Company acquired 100% of the outstanding stock of Batterielngenieure GmbH (together with its subsidiaries, “Batterielngenieure”) for approximately $12 million. Batterielngenieure is a Germany-based battery testing company that was, at the time of acquisition, in the process of building a laboratory in Aachen, Germany to replace the leased facility it was using and to add testing and simulation capacity. The results of operations of Batterielngenieure are included in the Industrial segment since the date of acquisition.
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
In February 2026, the Company signed a definitive agreement to sell its Employee Health and Safety software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm, for a base purchase price of $210 million in cash, subject to customary post-closing adjustments. The transaction is expected to close in the second quarter of 2026, subject to the satisfaction of customary closing conditions.
Recently, the geopolitical environment and attendant increased levels of uncertainty have caused, and may continue to cause, the Company’s customers to modify, delay or cancel plans to purchase services. Accordingly, ongoing uncertainty related to the current geopolitical environment and the associated unpredictability of the macroeconomic environment could have an adverse effect on various aspects of the Company’s business in the future, including its results of operations and financial condition. The Company is unable at this time to reasonably determine any future negative impacts from reduced or delayed customer testing or product development as a result of uncertainty that may result from the current geopolitical environment.
The Company’s Segments
UL Solutions reports its financial results through three segments: Industrial, Consumer and Software and Advisory. Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer will evaluate business performance and allocate resources. The amounts and discussions included within this Form 10-K reflect the Company’s segment structure that existed through the end of 2025. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 22, “Subsequent Events” for further details.
Industrial
Industrial is a segment of the Company’s TIC business. This segment represented 44% of the Company’s consolidated revenue for both the years ended December 31, 2025 and 2024. The Company generates revenue in this segment primarily through three major service categories: Certification Testing; Ongoing Certification Services; and Non-certification Testing and Other Services. The Industrial segment provides TIC services to help ensure that the Company’s customers’ industrial products meet or exceed international standards for product safety, performance and sustainability. The Industrial segment provides services that address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building and asset owners, end users and regulators. The Company believes the products it tests, certifies and inspects in this segment generally represent very high cost of failure components, which in turn drives customers in this segment to choose UL Solutions based on its deep technical expertise, consistency and quality of service.
Consumer
Consumer is a segment of the Company’s TIC business. This segment represented 43% of the Company’s consolidated revenue for both the years ended December 31, 2025 and 2024. The Company generates revenue in this reportable segment primarily through three major service categories: Certification Testing; Ongoing Certification Services; and Non-certification Testing and Other Services. The Consumer segment provides a variety of global product market acceptance and risk mitigation services for customers in the consumer products end market, including consumer electronics, medical devices, information technologies, appliances, HVAC, lighting, retail (softlines and hardlines) and emerging consumer applications, including new mobility, smart products and 5G. The primary services offered by this segment include safety certification testing, ongoing certification, global market access, testing for connectivity, performance and quality and critical systems advisory and training.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. This segment represented 13% of the Company’s consolidated revenue for both the years ended December 31, 2025 and 2024. The Company generates revenue in this segment through two major service categories: Software and Non-certification Testing and Other Services. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
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
Cost of Revenue
Cost of revenue includes employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes services and materials expenses including occupancy and facility-related costs for laboratories and other buildings where testing and inspection services are performed, customer-related travel costs, expenses related to third-party contractors or third-party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue. Cost of revenue also includes depreciation on equipment used in testing and amortization of capitalized software sold to customers.
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
Goodwill Impairment
During the third quarter of 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax goodwill impairment charge of $37 million. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 9, “Goodwill” for further details.
Restructuring
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). Costs incurred in connection with the Company’s restructuring actions, including the Restructuring Plan, consist of employee-separation costs, facility exit costs, as well as professional services. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 18, “Restructuring” for further details.
Operating Income
Operating income is calculated as revenue less cost of revenue, selling, general and administrative expenses, goodwill impairment and restructuring. Operating income margin is calculated as operating income as a percentage of revenue.
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
Income Before Income Taxes
Income before income taxes is calculated as revenue less cost of revenue, selling, general and administrative expenses, goodwill impairment, restructuring, interest expense and other (expense) income, net.
Income Tax Expense
Income tax expense consists of current and deferred federal and state taxes for the Company’s U.S. and foreign jurisdictions.
Net Income
Net income is calculated as revenue less cost of revenue, selling, general and administrative expenses, goodwill impairment, restructuring, interest expense, other (expense) income, net and income tax expense. Net income margin is calculated as net income as a percentage of revenue.
Results of Operations
The following tables set forth the Company’s condensed consolidated results of operations for the periods presented.

	Year Ended December 31,				Change
(in millions)	2025	% Revenue	2024	% Revenue
Revenue	$3,053	N/A	$2,870	N/A	$183
Cost of revenue	1,543	50.5%	1,478	51.5%	65
Selling, general and administrative expenses	953	31.2%	931	32.4%	22
Restructuring	35	1.1%	(1)	—%	36
Operating income	522	17.1%	462	16.1%	60
Interest expense	(41)	(1.3)%	(55)	(1.9)%	14
Other (expense) income, net	(11)	(0.4)%	8	0.3%	(19)
Income before income taxes	470	15.4%	415	14.5%	55
Income tax expense	125	4.1%	70	2.4%	55
Net income	$345	11.3%	$345	12.0%	—

Revenue

	Year Ended December 31,
(in millions)	2025	2024	Change	% Change
Industrial	$1,341	$1,254	$87	6.9%
Consumer	1,319	1,238	81	6.5%
Software and Advisory	393	378	15	4.0%
Total	$3,053	$2,870	$183	6.4%
Revenue increased by $183 million, or 6.4%, for the year ended December 31, 2025, as compared to the same period in 2024. Revenue increased on an organic basis by $179 million, or 6.2%, due to organic growth across all segments in 2025, driven by the Industrial and Consumer segments in Certification Testing, Non-certification Testing and Other Services and Ongoing Certification Services revenue. FX increased revenue by $12 million, or 0.4%, primarily due to the relative strength of the euro. Acquisitions / Divestitures decreased revenue by $8 million, or 0.3%, primarily due to the sale of the payments testing business in the Industrial segment in 2024.

	Year Ended December 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$89	$(8)	$6	$87	7.1%	6.9%
Consumer	76	—	5	81	6.1%	6.5%
Software and Advisory	14	—	1	15	3.7%	4.0%
Total	$179	$(8)	$12	$183	6.2%	6.4%
Cost of Revenue
Cost of revenue increased by $65 million, or 4.4%, for the year ended December 31, 2025, as compared to the same period in 2024. On an organic basis, employee compensation expenses increased $20 million, related to base salary and headcount increases. In addition, depreciation and amortization increased $16 million related to the completion of additional laboratory capacity and software placed in service. FX increased cost of revenue by $8 million, primarily due to the relative strength of the euro.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $22 million, or 2.4%, for the year ended December 31, 2025, as compared to the same period in 2024. On an organic basis, employee compensation expenses increased $24 million, primarily due to base salary increases and higher costs associated with performance-based incentives, including the Company’s long-term incentive awards and the Company’s annual cash bonus plan. In addition, technology costs increased $14 million on an organic basis, primarily associated with cloud computing service arrangements. The increase was partially offset by an $11 million organic decrease in professional fees, in part due to the Company’s public offerings and higher accounting and legal costs in the prior year. FX increased selling, general and administrative expenses by $5 million, primarily due to the relative strength of the euro.
Restructuring
The Company incurred $35 million of restructuring charges, primarily related to employee separation expenses in connection with the previously announced Restructuring Plan. The Company anticipates the Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges of $5-10 million primarily expected to be incurred in the first half of 2026.
Interest Expense
Interest expense decreased by $14 million for the year ended December 31, 2025, as compared to the same period in 2024. The decrease is primarily due to lower balances in the current period on the Company’s credit facilities. During the fourth quarter of 2025, the Company entered into a new revolving credit agreement and repaid in full all indebtedness and other obligations outstanding under, and terminated, its previous credit facility. For additional information refer to “—Liquidity and Capital Resources.”
Other (Expense) Income, net
Other (expense) income, net decreased by $19 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to a $24 million gain on divestiture of the Company’s payments testing business in May 2024.
Income Tax
The Company’s effective income tax rate was 26.6% for the year ended December 31, 2025, compared to 16.9% for the year ended December 31, 2024. For the year ended December 31, 2025, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to foreign tax effects (including the impact of valuation allowances on foreign deferred tax assets), limitations on current year compensation deductions under U.S. Internal Revenue Code Section 162(m), state income tax, and U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits. For the year ended December 31, 2024, the effective rate differed from the U.S. federal statutory tax rate primarily due to earnings subject to lower tax rates in certain foreign jurisdictions and a reduction to uncertain tax positions as a result of expiration of the statute of limitations. This was partially offset by a reduction to previously established deferred tax assets due to the Company becoming subject to Section 162(m) of the U.S. Internal Revenue Code, which limits U.S. public company compensation expenses of certain executive officers that were previously deductible as a private company, as well as Section 162(m) limitations on current year compensation deductions.
Several countries in which the Company operates have enacted into their local legislation, effective either January 1, 2024, or January 1, 2025, aspects of the Organisation for Economic Co-operation and Development’s Pillar Two rules, which impose a 15% corporate minimum tax.
The effective tax rate for the year ended December 31, 2025 of 26.6% was higher than the effective tax rate for the year ended December 31, 2024 of 16.9% primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025, as well as a reduction to uncertain tax positions in the year ended December 31, 2024. Refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 12, “Income Taxes” for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.
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

The following tables summarize the change in Industrial’s revenue and operating income for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024	Change	% Change
Revenue	$1,341	$1,254	$87	6.9%
Employee compensation	609	595	14	2.4%
Services and materials	283	274	9	3.3%
Depreciation and amortization	56	47	9	19.1%
Restructuring	7	—	7	—%
Segment operating income	$386	$338	$48	14.2%

Segment operating income margin	28.8%	27.0%

	Year Ended December 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$89	$(8)	$6	$87
Segment operating income change	$48	$(1)	$1	$48

Revenue
Revenue increased by $87 million, or 6.9%, for the year ended December 31, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $89 million or 7.1%, primarily due to growth in Certification Testing revenue of $48 million across most industries, driven by continued demand for energy and automation and fire safety, price increases, and new capacity provided by recent laboratory investments. Ongoing Certification Services revenue increased $34 million across most industries due in part to price increases and additional volume. Acquisitions / Divestitures decreased revenue by $8 million, or 0.6%, primarily due to the sale of the payments testing business in 2024. FX increased revenue by $6 million, or 0.5%, primarily due to the relative strength of the euro.
Segment Operating Income
Segment operating income increased by $48 million, or 14.2%, for the year ended December 31, 2025, as compared to the same period in 2024 primarily due to the $89 million increase in organic revenue noted above. This was partially offset by a $41 million organic increase in expenses, primarily due to higher employee compensation of $15 million related to base salary and headcount increases. Depreciation and amortization also increased $8 million on an organic basis primarily related to the completion of additional laboratory capacity. The Restructuring Plan charges also increased expenses by $7 million during the current period. In addition, technology costs increased $6 million on an organic basis, primarily associated with cloud computing service arrangements.
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

The following tables summarize the change in Consumer’s revenue and operating income for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024	Change	% Change
Revenue	$1,319	$1,238	$81	6.5%
Employee compensation	745	715	30	4.2%
Services and materials	345	331	14	4.2%
Depreciation and amortization	81	79	2	2.5%
Restructuring	26	(1)	27	n/m(a)
Segment operating income	$122	$114	$8	7.0%

Segment operating income margin	9.2%	9.2%
________
(a)not meaningful

	Year Ended December 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$76	$—	$5	$81
Segment operating income change	$13	$(3)	$(2)	$8
Revenue
Revenue increased by $81 million, or 6.5%, for the year ended December 31, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $76 million, or 6.1%, primarily due to Non-certification Testing and Other Services revenue growth of $43 million in consumer technology driven by increased demand for electromagnetic compatibility testing for consumer electronics and in retail. FX increased revenue by $5 million, or 0.4%, primarily due to the relative strength of the euro.
Segment Operating Income
Segment operating income increased by $8 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to the $76 million increase in organic revenue noted above. This was partially offset by a $63 million organic increase in expenses, primarily due to charges of $28 million in the current period related to the Restructuring Plan. Employee compensation also increased $25 million on an organic basis, primarily related to base salary increases. In addition, technology costs increased $8 million on an organic basis, primarily associated with cloud computing service arrangements.
Software and Advisory
The Software and Advisory segment provides complementary software and advisory solutions that extend the value proposition of TIC services the Company offers. The software and technical advisory offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.

The following tables summarize the change in Software and Advisory’s revenue and operating income for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024	Change	% Change
Revenue	$393	$378	$15	4.0%
Employee compensation	261	255	6	2.4%
Services and materials	65	67	(2)	(3.0)%
Depreciation and amortization	51	46	5	10.9%
Restructuring	2	—	2	—%
Segment operating income	$14	$10	$4	40.0%

Segment operating income margin	3.6%	2.6%

	Year Ended December 31, 2025
(in millions)	Organic	Acquisition / Divestiture	FX	Total
Revenue change	$14	$—	$1	$15
Segment operating income change	$8	$(4)	$—	$4

Revenue
Revenue increased by $15 million, or 4.0%, for the year ended December 31, 2025, as compared to the same period in 2024. On an organic basis, revenue increased $14 million, or 3.7%, primarily driven by demand for software, including retail product compliance.
Segment Operating Income
Segment operating income increased by $4 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to the $14 million increase in organic revenue noted above. This was partially offset by a $6 million organic increase in expenses, primarily driven by higher employee compensation of $5 million related to base salary increases. Depreciation and amortization also increased $5 million on an organic basis related to additional software placed in service.
Non-GAAP Financial Measures
In addition to financial measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company considers a variety of supplemental non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income margin, Adjusted Diluted Earnings Per Share, Free Cash Flow and Free Cash Flow margin. Management uses non-GAAP financial measures in addition to GAAP measures to understand and compare operating results across periods and for forecasting and other purposes. Management believes these non-GAAP financial measures provide useful information to investors and reflect results in a manner that enables, in some instances, more meaningful analysis of trends and facilitates comparison of results across periods. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, diluted earnings per share, net cash provided by operating activities or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies due to potential differences between the companies in calculations.
The Company uses Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, Adjusted Net Income margin and Adjusted Diluted Earnings Per Share to measure the operational strength and performance of its business and believes these measures provide additional information to investors about certain non-cash items and unusual items that the Company does not expect to continue at the same level in the future. Further, management believes these non-GAAP financial measures provide a meaningful measure of business performance. The Company uses Free Cash Flow and Free Cash Flow margin as additional liquidity measures and believes they provide useful information to investors about the cash generated from the Company’s core operations that may be available to repay debt, make other investments and return cash to stockholders.

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
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Net income	$345	$345	$276
Net income margin	11.3%	12.0%	10.3%
Adjusted EBITDA	$792	$656	$563
Adjusted EBITDA margin	25.9%	22.9%	21.0%
Adjusted Net Income	$423	$361	$304
Adjusted Net Income margin	13.9%	12.6%	11.4%

Diluted Earnings per Share	$1.60	$1.62	$1.30
Adjusted Diluted Earnings Per Share	$1.99	$1.70	$1.44

Net Cash provided by Operating Activities	$600	$524	$467
Net cash provided by operating activities margin	19.7%	18.3%	17.4%
Free Cash Flow	$403	$287	$252
Free Cash Flow margin	13.2%	10.0%	9.4%
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

The table below reconciles net income to Adjusted EBITDA.

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Net income	$345	$345	$276
Depreciation and amortization expense	188	172	154
Interest expense	41	55	35
Other expense (income), net	11	(8)	(13)
Income tax expense	125	70	70
Stock-based compensation	47	23	—
Goodwill impairment	—	—	37
Restructuring	35	(1)	4
Adjusted EBITDA	$792	$656	$563
Revenue	$3,053	$2,870	$2,678
Net income margin	11.3%	12.0%	10.3%
Adjusted EBITDA margin	25.9%	22.9%	21.0%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Industrial
Segment operating income	$386	$338	$308
Depreciation and amortization expense	56	47	38
Stock-based compensation	19	9	—
Restructuring	7	—	1
Adjusted EBITDA	$468	$394	$347
Revenue	$1,341	$1,254	$1,146
Operating income margin	28.8%	27.0%	26.9%
Adjusted EBITDA margin	34.9%	31.4%	30.3%

Consumer
Segment operating income	$122	$114	$45
Depreciation and amortization expense	81	79	75
Stock-based compensation	20	11	—
Goodwill impairment	—	—	37
Restructuring	26	(1)	2
Adjusted EBITDA	$249	$203	$159
Revenue	$1,319	$1,238	$1,172
Operating income margin	9.2%	9.2%	3.8%
Adjusted EBITDA margin	18.9%	16.4%	13.6%

Software and Advisory
Segment operating income	$14	$10	$15
Depreciation and amortization expense	51	46	41
Stock-based compensation	8	3	—
Restructuring	2	—	1
Adjusted EBITDA	$75	$59	$57
Revenue	$393	$378	$360
Operating income margin	3.6%	2.6%	4.2%
Adjusted EBITDA margin	19.1%	15.6%	15.8%

Adjusted EBITDA	$792	$656	$563
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

The table below reconciles net income to Adjusted Net Income.

	Year Ended December 31,
(in millions, unless otherwise stated)	2025	2024	2023
Net income	$345	$345	$276
Other expense (income), net	11	(8)	(13)
Stock-based compensation	47	23	—
Goodwill impairment	—	—	37
Restructuring	35	(1)	4
Tax effect of adjustments(a)	(15)	2	—
Adjusted Net Income	$423	$361	$304
Revenue	$3,053	$2,870	$2,678
Net income margin	11.3%	12.0%	10.3%
Adjusted Net Income margin	13.9%	12.6%	11.4%
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
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Year Ended December 31,
	2025	2024	2023
Diluted earnings per share	$1.60	$1.62	$1.30
Other expense (income), net	0.06	(0.04)	(0.07)
Stock-based compensation	0.23	0.12	—
Goodwill impairment	—	—	0.19
Restructuring	0.17	(0.01)	0.02
Tax effect of adjustments(a)	(0.07)	0.01	—
Adjusted Diluted Earnings Per Share	$1.99	$1.70	$1.44
__________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the taxable income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Free Cash Flow
The Company defines Free Cash Flow as cash from operating activities less cash outlays related to capital expenditures. The Company defines capital expenditures to include purchases of property, plant and equipment and capitalized software. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. Free Cash Flow margin is calculated as Free Cash Flow as a percentage of revenue.

The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities	$600	$524	$467
Capital expenditures	(197)	(237)	(215)
Free Cash Flow	$403	$287	$252
Revenue	$3,053	$2,870	$2,678
Net cash provided by operating activities margin	19.7%	18.3%	17.4%
Free Cash Flow margin	13.2%	10.0%	9.4%
Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are cash and cash equivalents on hand and short-term investments, cash flows from operating activities and cash borrowed under the 2025 Credit Facility (as defined below). The Company believes the combination of cash and cash equivalents on hand and short-term investments, the generation of cash from operating activities, funds available under the 2025 Credit Facility, and the Company’s ability to access the capital markets provide sufficient liquidity to meet the Company’s cash requirements for working capital, capital expenditures, service of indebtedness and to address other needs for the next twelve months and the foreseeable future thereafter, as well as to finance acquisitions, make contributions to the Company’s pension and postretirement plans and pay dividends to stockholders, as the Company’s board of directors deems appropriate.
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
As of December 31, 2025, the Company had $295 million in cash and cash equivalents, $8 million in short-term investments, and $803 million of unused availability under the 2025 Credit Facility and access to an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities	$600	$524	$467
Net cash used in investing activities	$(204)	$(234)	$(175)
Net cash used in financing activities	$(396)	$(284)	$(294)
Cash flows from operating activities
Net cash provided by operating activities was $600 million for the year ended December 31, 2025, an increase of $76 million compared to net cash provided by operating activities of $524 million for the same period in 2024. The increase was primarily driven by higher net income after non-cash adjustments due to business performance.
Cash flows from investing activities
Net cash used in investing activities was $204 million for the year ended December 31, 2025, a decrease of $30 million compared to net cash used in investing activities of $234 million for the same period in 2024. The decrease in cash used in investing activities was primarily driven by a $40 million decrease in capital expenditures and a $25 million decrease in cash paid for acquisitions compared to the same period in 2024. The decrease was partially offset by proceeds from the divestiture of the Company’s payments testing business of $29 million during the year ended December 31, 2024.
Cash flows from financing activities
Net cash used in financing activities was $396 million for the year ended December 31, 2025, an increase of $112 million compared to net cash used in financing activities of $284 million for the same period in 2024. The change was primarily driven by an $88 million increase in repayments net of proceeds on the Company’s credit facilities compared to the same period in 2024 and $15 million in employee taxes paid on settlement of stock-based compensation for the year ended December 31, 2025 which did not occur for the same period in 2024.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures decreased $40 million, to $197 million for the year ended December 31, 2025, compared to $237 million for the same period in 2024.
Long-Term Debt
2022 Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provided for senior unsecured credit facilities in an aggregate principal amount of $1.25 billion (collectively, and as amended, the “2022 Credit Facility”), consisting of term loans in an initial aggregate principal amount of $500 million and revolving loan commitments in an initial aggregate commitment amount of $750 million (including a $25 million sub-facility for letters of credit). The 2022 Credit Facility included an accordion feature permitting an increase in the 2022 Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provided a guaranty of its obligations thereunder. The 2022 Credit Facility was set to mature in January 2027 and could be prepaid without fees or penalties. The Company had $6 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions as of December 31, 2024 under the 2022 Credit Facility.
In June 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the 2022 Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of the Bloomberg Short-term Bank Yield (“BSBY”) with Term SOFR plus a SOFR adjustment as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor.
Effective from the date of the First Credit Facility Amendment, borrowings under the 2022 Credit Facility bore interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Term SOFR plus a SOFR adjustment of 0.1% plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). Prior to the First Credit Facility Amendment, borrowings bore interest on the same terms with the exception that the BSBY Index rate plus a margin was used as the base rate in place of Term SOFR. As of December 31, 2024, the margin was 1.125% for benchmark rate loans and 0.125% for base rate loans but could be adjusted based on the Company’s most recently tested consolidated net leverage ratio and could vary from 1.0% to 1.5% for benchmark rate loans and 0% to 0.5% for base rate loans. The unused commitment fee could vary from 0.1% to 0.2% based on the Company’s most recently tested consolidated net leverage ratio.
The 2022 Credit Facility also included a financial covenant tested quarterly which required the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permitted the netting of up to $250 million of unrestricted cash from funded debt.
The 2022 Credit Facility included customary representations and warranties, covenants and events of default, subject to certain customary exceptions, materiality thresholds and grace periods. The covenants included, among other things, financial reporting, maintenance of line of business, notices of default and other material changes, as well as limitations on investments and acquisitions, mergers and transfers of all or substantially all assets, dividends and distributions, burdensome contracts with affiliates, liens and indebtedness. Future borrowings under the 2022 Credit Facility were subject to the satisfaction of customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties.
As described below, in connection with the entry into the 2025 Credit Facility, the Company repaid in full all indebtedness and other obligations outstanding under, and terminated, the 2022 Credit Facility.
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among the Company and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”).
The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”), with a $25 million sub-limit for the issuance of letters of credit. The Credit Agreement includes an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. Initial proceeds were used to refinance the outstanding amounts under the 2022 Credit Facility. The 2025 Credit Facility matures on October 28, 2030 and may be prepaid without fees or penalties, subject to reimbursement of the lenders’ customary breakage and redeployment costs in applicable cases. The Company had $6 million outstanding letters of credit under the 2025 Credit Facility as of December 31, 2025.
Borrowings under the 2025 Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (a) a specified benchmark rate for the applicable currency (which, in the case of U.S. Dollar loans, shall be the Term SOFR (as defined in the Credit Agreement)), plus a margin that ranges from 0.875% to 1.375% per annum or (b) for U.S. Dollar loans made to the Company only, a base rate (which is equal to the highest of (i) the Bank of America prime rate, (ii) the U.S. federal funds rate plus 0.5% per annum, or (iii) the Term SOFR rate plus 1%) plus a margin that ranges from 0.0% to 0.375% per annum. The unused commitment fee varies from 0.090% to 0.175% based on the Company’s current debt rating and its most recently tested consolidated net leverage ratio.
The 2025 Credit Facility also includes a financial covenant, tested quarterly, which requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, commencing with the fiscal quarter in which such permitted acquisition occurred, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permits the netting of up to $250 million of unrestricted cash from funded debt. As of December 31, 2025, the Company was in compliance with all covenants under this facility.
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

Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes were sold to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The notes are senior unsecured obligations of UL Solutions Inc. and were unconditionally guaranteed by UL LLC, the Company’s wholly owned subsidiary, until October 2025. In connection with termination of the 2022 Credit Facility, the guaranty by UL LLC of the Company’s obligations under the notes was released. The Company used the net proceeds from the offering of the notes, together with borrowings under the 2022 Credit Facility and cash on hand, to fund a $600 million special cash dividend, which was paid to UL Standards & Engagement in December 2023.
In connection with the issuance of the notes, the Company entered into a registration rights agreement on the same date. In September 2025, pursuant to the registration rights agreement, the Company completed an exchange offer, pursuant to which the Company exchanged all of the outstanding notes for new 6.500% senior notes due 2028 registered under the Securities Act (the “exchange notes”). The terms of the exchange notes are substantially the same as the notes.
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
Dividends
On February 10, 2026, the Company declared a regular cash dividend of 14.5 cents per share. The Company paid regular quarterly cash dividends on its common stock of 13 cents per share in 2025, 12.5 cents per share in 2024 and 10 cents per share in 2023. The Company will periodically assess the size of the regular quarterly dividend based on its dividend policy and certain factors described in this Annual Report. The Company cannot give any assurance that it will continue to declare dividends in any particular amounts, or at all, in the future.
For the years ended December 31, 2025 and 2024, the Company paid dividends to stockholders of $104 million and $100 million, respectively. For the year ended December 31, 2023, the Company paid dividends of $680 million to its then sole stockholder, UL Standards & Engagement, which comprised quarterly dividends of $20 million and a $600 million special cash dividend in December 2023.
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
The Company’s significant accounting policies are discussed in Item 8, “Notes to the Consolidated Financial Statements”, Note 1, “Significant Accounting Policies”; however, the following discussion pertains to accounting policies the Company believes are most critical to the portrayal of the Company’s financial condition and results of operations and that require significant, difficult, subjective or complex judgments or estimates. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of the Company’s financial statements, financial condition, results of operations and cash flows to those of other companies.
Revenue Recognition
The majority of the Company’s revenue from contracts with customers represents revenue from services recognized over time as performance obligations are satisfied. Revenue from over-time arrangements is recognized either on a straight line basis as the service is provided to the customer, or using an input method, which requires the Company to make estimates, in particular in relation to measuring progress towards completion. For arrangements recognized over time using an input method, progress towards completion is based on the relationship between the time elapsed of each project phase relative to the expected duration of that phase. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start-date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. Management applies judgment in determining the expected duration of each phase. The portion of a project’s revenue estimated as earned, but not yet completed, and recognized as revenue, is included in contract assets or as a reduction to contract liabilities.
A 10% increase or decrease to estimated duration of all revenue phases would result in a $3 million decrease or a $3 million increase in revenue, respectively, for the year ended December 31, 2025 based on contracts in-process at the balance sheet date.

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
The fair value using the income approach is determined based on the present value of estimated future cash flows of the reporting unit, discounted at an appropriate risk‑adjusted rate. The Company uses its internally developed long-range plans to estimate future cash flows, which include an estimate of long‑term future growth rates based on its most recent views of the long‑term outlook for each reporting unit. Development of the Company’s long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for that business, business trends, market and economic conditions, as well as other relevant factors. The discount rate is based on the weighted average cost of capital for the reporting unit. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the Company’s long-range plans.
The fair value using the market approach is derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses is based on the markets in which the reporting units operate given consideration to risk profiles, size, geography and diversity of products and services.
During the third quarter of 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. This partial impairment charge was the result of lower than expected demand for Non-certification Testing and Other Services in the mobility industry, which was impacted by auto industry conditions in 2023, including slowing of the pace of electric vehicle transition, labor uncertainties, and the impact of more moderate growth expectations for the business. At December 31, 2025, the remaining goodwill related to this reporting unit was no longer considered at risk of further impairment.
The impairment assessment for this reporting unit consisted of a fair value calculation that combined an income approach and a market approach, using an equal weighting, and a number of significant assumptions including estimated future revenue growth rates, EBITDA margins, discount rates and market multiples. The fair value using the income approach was determined based on the present value of the estimated future cash flows of the reporting unit, discounted using the weighted average cost of capital. The Company used its internally developed long-range plans to estimate future cash flows for the business, which included estimated future revenue growth rates and EBITDA margins. Development of the long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for the business, business trends, market and economic conditions, as well as other relevant factors. The fair value using the market approach was derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses was based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography and diversity of products and services. These estimates and assumptions were considered Level 3 inputs under the fair value hierarchy. The Company believes the assumptions used in the impairment assessment are reasonable and consistent with assumptions that would be used by other market participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of the reporting unit. Therefore, future impairment charges could be required, which could have an adverse effect on the Company’s financial condition and results of operations.
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
The Company did not recognize any impairments of goodwill for the years ended December 31, 2025 or 2024.
Pension
The Company provides a range of benefits to its employees and retired employees, as well as employees and retired employees of UL Research Institutes and UL Standards & Engagement, including a pension plan. Most of the Company’s pension plans are closed to new entrants. The Company records amounts relating to these plans based on various actuarial assumptions. Significant assumptions used in estimating the projected benefit obligation of the Company’s plans include the discount rate and the expected return on plan assets. Other assumptions include demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. The Company believes the assumptions utilized in recording the obligations under its plans are reasonable based on the Company’s experience and on advice from the Company’s independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the funded status of the plans and the net periodic benefit cost. It is reasonably likely that changes in external factors will result in changes to the assumptions used to measure the Company’s pension plans.
For a description of the Company’s pension plans and the related accounting estimates, refer to Item 8, “Notes to the Consolidated Financial Statements”, Note 11 “Pension and Postretirement Benefit Plans”.
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

Using this methodology, the Company determined discount rates used in the measurement of the benefit obligation and the net periodic benefit costs for its plans were as follows:

	U.S.	Non U.S.
Benefit obligation
December 31, 2025	5.5%	1.2 - 4.9%
December 31, 2024	5.7%	0.9 - 4.6%
Net periodic benefit cost
December 31, 2025	5.7%	0.9 - 4.6%
December 31, 2024	5.0%	1.3 - 4.7%
December 31, 2023	5.2%	1.6 - 5.2%
The impact on 2025 net periodic benefit costs of a 100 basis point change in the discount rate used to measure net periodic benefit costs, holding all other assumptions constant, would not be material.
Expected Annual Rate of Return on Plan Assets
Another significant element in determining the Company’s pension expense is the expected return on plan assets. The expected return on plan assets is based on the strategic asset allocation of the plan, long-term capital market return expectations, and expected performance from active investment management.
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
Under this methodology, the expected and actual return on plan assets were as follows:

	U.S.			Non U.S.
	2025	2024	2023	2025	2024	2023
Expected rate of return on plan assets	6.9%	6.9%	7.8%	2.4 - 4.9%	2.4 - 5.6%	1.6 - 5.6%
Actual rate of return on plan assets	14.5%	10.2%	16.7%	(13.2) - 8.3%	2.9 - 9.9%	1.0 - 18.1%
The impact on 2025 net periodic benefit costs of a 100 basis point change in the expected return on plan assets used to measure net periodic benefit costs, holding all other assumptions constant, would not be material.
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

The Company has generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes, if repatriated. The Company regularly reviews its plans for reinvestment or repatriation of unremitted foreign earnings and has recorded deferred tax liabilities on certain foreign subsidiaries’ unremitted earnings that are not considered permanently reinvested. The Company’s assertion on indefinite reinvestment of foreign earnings is based upon assumptions of future liquidity needs of the business and cash flow projections of the affiliates. Should these assumptions change, certain foreign earnings may no longer be considered indefinitely reinvested. If these amounts were distributed, in the form of dividends or otherwise, the Company may be subject to additional foreign withholding taxes, which could be material.
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
Interest Rate Risk
The Company’s operating results are subject to risk from interest rate fluctuations on its credit facility, which carries variable interest rates. Borrowings under the 2025 Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (a) a specified benchmark rate for the applicable currency (which, in the case of U.S. Dollar loans, shall be the Term SOFR (as defined in the Credit Agreement)), plus a margin that ranges from 0.875% to 1.375% per annum or (b) for U.S. Dollar loans made to the Company only, a base rate (which is equal to the highest of (i) the Bank of America prime rate, (ii) the U.S. federal funds rate plus 0.5% per annum, or (iii) the Term SOFR rate plus 1.0%) plus a margin that ranges from 0.0% to 0.375% per annum.
Because the Company’s borrowings bear interest at a variable rate, the Company is exposed to market risks relating to changes in interest rates. The Company is also exposed to interest rate risk associated with its cash and cash equivalents balances. The Company does not currently use derivative financial instruments in its investment portfolio.
The Company also issued $300 million in aggregate principal amount of 6.500% senior notes in October 2023, which are due 2028. The notes carry a fixed interest rate (coupon rate) and as such, are not exposed to interest rate fluctuations risk until their expected maturity in 2028.
During 2025, the variable interest rates applicable to both benchmark rate loans and base rate loans under the 2025 Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The fluctuations on interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the 2025 Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rate for the 2025 Credit Facility as of December 31, 2025 was 4.78%, which was a floating rate based on the Term SOFR plus a margin. A hypothetical 100 basis point change in interest rates affecting the 2025 Credit Facility would not result in a material change to interest expense, based on outstanding borrowings at December 31, 2025. A hypothetical

100 basis point change in interest rates affecting the Company’s cash and cash equivalents would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the euro, the Japanese yen, the Chinese renminbi, the New Taiwan dollar, the Korean won and the British pound sterling. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the year ended December 31, 2025, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
The Company’s results of operations are exposed to foreign currency exchange risk related to intercompany loan and operating balances between subsidiaries that are denominated in currencies other than the U.S. dollar, primarily the euro and the Korean won. A transaction made in a currency that differs from the local entity’s functional currency is first remeasured at the entity’s functional currency. Subsequent foreign currency exchange rate changes result in foreign currency gains (losses) that are recognized in net income. If the transaction is already denominated in the entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by GAAP for such intercompany loan and operating balances will give rise to foreign exchange gains (losses), which could materially impact the Company’s results of operations.
ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UL Solutions Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of UL Solutions Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Revenue Recognition - Contracts with Performance Obligations Satisfied Over-Time Using an Input Method
As described in Notes 1 and 3 to the consolidated financial statements, revenues from contracts with performance obligations satisfied over time using an input method make up a majority of the Company’s certification testing revenues of $851 million and non-certification testing and other services revenues of $911 million for the year ended December 31, 2025. Management measures progress towards completion of these contracts based on the relationship between the time elapsed of each project phase relative to the expected duration of that phase. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start-date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. Management applies judgment in determining the expected duration of each phase. The portion of a project’s revenue estimated as earned, but not yet completed, and recognized as revenue, is included in contract assets or as a reduction of contract liabilities.
The principal consideration for our determination that performing procedures relating to revenue recognition for contracts with performance obligations satisfied over-time using an input method is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for contracts with performance obligations satisfied over time using an input method. These procedures also included, among others (i) evaluating and testing management’s process for determining the expected duration of each project phase for a sample of contracts by considering the historical data from similar projects; (ii) evaluating the appropriateness of the input method; and (iii) testing the completeness and accuracy of underlying data used in the input method for a sample of contracts.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2026

We have served as the Company’s auditor since 2008.

UL Solutions Inc.
Consolidated Statements of Operations
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Revenue	$3,053	$2,870	$2,678
Cost of revenue	1,543	1,478	1,394
Selling, general and administrative expenses	953	931	875
Goodwill impairment	—	—	37
Restructuring	35	(1)	4
Operating income	522	462	368
Interest expense	(41)	(55)	(35)
Other (expense) income, net	(11)	8	13
Income before income taxes	470	415	346
Income tax expense	125	70	70
Net income	345	345	276
Less: net income attributable to non-controlling interests	20	19	16
Net income attributable to stockholders of UL Solutions	$325	$326	$260

Earnings per common share:
Basic	$1.62	$1.63	$1.30
Diluted	$1.60	$1.62	$1.30

Weighted average common shares outstanding:
Basic	201	200	200
Diluted	203	201	200
The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Statements of Comprehensive Income
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$345	$345	$276
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans, net of tax of $8, $5, and $5	26	18	15
Foreign currency translation gain (loss)	48	(40)	5
Total other comprehensive income (loss)	74	(22)	20
Comprehensive income	419	323	296
Less: comprehensive income attributable to non-controlling interests	22	18	16
Comprehensive income attributable to stockholders of UL Solutions	$397	$305	$280

The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Balance Sheets
Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$295	$298
Accounts receivable, net of allowance of $12 and $9	422	380
Contract assets, net of allowance of $2 and $1	204	182
Other current assets	79	61
Total current assets	1,000	921
Property, plant and equipment, net of accumulated depreciation of $879 and $772	699	631
Goodwill	656	633
Intangible assets, net of accumulated amortization of $256 and $239	48	58
Operating lease right-of-use assets	179	186
Deferred income taxes	94	108
Capitalized software, net of accumulated amortization of $475 and $427	105	127
Other assets	140	136
Total Assets	$2,921	$2,800
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$50
Accounts payable	183	182
Accrued compensation and benefits	282	254
Operating lease liabilities - current	43	38
Contract liabilities	173	162
Other current liabilities	79	54
Total current liabilities	760	740
Long-term debt	491	692
Pension and postretirement benefit plans	134	196
Operating lease liabilities	149	155
Other liabilities	93	86
Total Liabilities	1,627	1,869
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A common stock, $0.001 per share, 77,270,964 and 62,044,493 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Class B common stock, $0.001 per share, 123,755,000 and 138,130,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	887	821
Retained earnings	470	250
Accumulated other comprehensive loss	(95)	(167)
Total stockholders’ equity before non-controlling interests	1,262	904
Non-controlling interests	32	27
Total Stockholders’ Equity	1,294	931
Total Liabilities and Stockholders’ Equity	$2,921	$2,800
The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2022	$—	$1,009	$211	$(166)	$23	$1,077
Net income	—	—	260	—	16	276
Other comprehensive income, net of tax	—	—	—	20	—	20
Dividends to stockholder of UL Solutions ($3.40 per share)	—	(233)	(447)	—	—	(680)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at December 31, 2023	$—	$776	$24	$(146)	$24	$678
Net income	—	—	326	—	19	345
Other comprehensive loss, net of tax	—	—	—	(21)	(1)	(22)
Stock-based compensation	—	45	—	—	—	45
Dividends to stockholders of UL Solutions ($0.50 per share)	—	—	(100)	—	—	(100)
Dividend to non-controlling interest	—	—	—	—	(15)	(15)
Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
Net income	—	—	325	—	20	345
Other comprehensive income, net of tax	—	—	—	72	2	74
Stock-based compensation	—	66	—	—	—	66
Dividends to stockholders of UL Solutions ($0.52 per share)	—	—	(105)	—	—	(105)
Dividend to non-controlling interest	—	—	—	—	(17)	(17)
Balance at December 31, 2025	$—	$887	$470	$(95)	$32	$1,294
The accompanying notes are an integral part of the Consolidated Financial Statements

UL Solutions Inc.
Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities
Net income	$345	$345	$276
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	188	172	154
Stock-based compensation	47	23	—
Allowance for credit losses	11	9	4
Goodwill impairment	—	—	37
Gains on divestitures	—	(24)	(2)
Losses on foreign exchange transactions	10	11	4
Deferred income taxes	2	(6)	11
Other, net	8	11	1
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(32)	(31)	6
Contract and other assets	(22)	3	(33)
Accounts payable	(13)	13	1
Accrued expenses	80	7	(28)
Pension and postretirement benefit plans	(35)	(9)	4
Contract and other liabilities	11	—	32
Net cash flows provided by operating activities	600	524	467
Investing activities
Capital expenditures	(197)	(237)	(215)
Acquisitions, net of cash acquired	(1)	(26)	(18)
Proceeds from divestitures	—	29	4
Purchases of investments	(58)	—	(95)
Sales of investments	51	—	144
Other investing activities, net	1	—	5
Net cash flows used in investing activities	(204)	(234)	(175)
Financing activities
Proceeds from long-term debt	792	181	440
Repayments of long-term debt	(1,045)	(346)	(30)
Dividends to stockholders of UL Solutions	(104)	(100)	(680)
Dividends to non-controlling interest	(17)	(15)	(14)
Employee taxes paid on settlement of stock-based compensation	(15)	—	—
Other financing activities, net	(7)	(4)	(10)
Net cash flows used in financing activities	(396)	(284)	(294)
Effect of exchange rate changes on cash and cash equivalents	(3)	(23)	(5)
Net decrease in cash and cash equivalents	(3)	(17)	(7)
Cash and cash equivalents
Beginning of period	298	315	322
End of period	$295	$298	$315

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$40	$57	$32
Cash paid during the period for income taxes	92	66	57
Cash paid during the period for stock-based compensation	4	19	61

Noncash investing and financing activities
Capital expenditures funded by liabilities	$54	$43	$46
Conversion of stock-based compensation awards to equity (Note 17)	37	26	—

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
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer will evaluate business performance and allocate resources. The amounts included within these financial statements reflect the Company’s segment structure that existed through the end of 2025. Refer to Note 22, “Subsequent Events” for further details.
Public Offerings
On April 16, 2024, the Company completed its initial public offering of an aggregate of 38,870,000 shares of Class A common stock (the “IPO”) by UL Standards & Engagement at a price to the public of $28.00 per share. On September 9, 2024, the Company completed a follow-on public offering of an aggregate of 23,000,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $49.00 per share. On December 5, 2025, the Company completed a follow-on public offering of an aggregate of 14,375,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $78.00 per share. The Company did not receive any proceeds from these offerings. Refer to Note 15, “Common Stock” for further information.
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
The Company extends credit to customers in the normal course of business, generally not longer than 90 days, and maintains an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision. Account balances are written off against the allowance when it is determined the accounts receivable will not be recovered.

Allowance for Credit Losses	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
(in millions)
Year ended December 31, 2025	$10	11	(7)	$14
Year ended December 31, 2024	$10	9	(9)	$10
Year ended December 31, 2023	$13	4	(7)	$10
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
Goodwill
The Company accounts for business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires an allocation of the purchase consideration transferred to the identifiable assets and liabilities based on the estimated fair values as of the acquisition date. Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units have been identified as one level below its operating segments. The goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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
The fair value using the income approach is determined based on the present value of estimated future cash flows of the reporting unit, discounted at an appropriate risk‑adjusted rate. The Company uses its internally developed long-range plans to estimate future cash flows, which include an estimate of long‑term future growth rates based on its most recent views of the long‑term outlook for each reporting unit. Development of the Company’s long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for that business, business trends, market and economic conditions, as well as other relevant factors. The discount rate is based on the weighted average cost of capital for the reporting unit. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the Company’s long-range plans.
The fair value using the market approach is derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography and diversity of products and services.
During the three months ended September 30, 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. Refer to Note 9, “Goodwill” for further details. The Company did not recognize any impairments of goodwill for the years ended December 31, 2025 or 2024.
Intangible and Other Long-lived Assets
The Company amortizes finite-lived intangible assets using the straight-line method over their estimated economic useful lives, which range from three to twenty years. The Company reviews long-lived assets, including property, plant and equipment, capitalized software and intangible assets with finite lives for impairment whenever an event occurs or conditions change that indicate the carrying amount of the asset group may not be recoverable. When such events occur, the Company performs a recoverability test by comparing the projected undiscounted cash flows of the asset group to the carrying amount. If this comparison indicates that there is a potential impairment, the asset group’s fair value is determined based on the present value of its estimated future cash flows, discounted at an appropriate risk-adjusted rate. An impairment charge is recorded for the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not recognize any material impairments of intangible or other long-lived assets for the years ended December 31, 2025, 2024 or 2023.
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
The Company’s classes of leased assets include real estate, vehicles, and equipment. When it is reasonably certain that an option to extend or terminate a lease will be exercised, the Company includes the option in the recognition of right-of-use (“ROU”) assets and lease liabilities. The Company does not recognize ROU assets or lease liabilities for leases with a term of twelve months or less. The Company accounts for lease and non-lease components as a single component for all asset classes.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement and measured based on the present value of lease payments over the lease term. Variable lease payments, which may include certain non-lease costs such as real estate taxes, common area maintenance and insurance, are recognized as incurred and are not presented as part of the ROU asset or lease liability, unless such payments are fixed or in-substance fixed, which may include payments that depend on an underlying index or rate. Operating lease cost is recognized on a straight-line basis over the lease term. The Company does not have material finance leases.
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
Capitalized Software
Costs related to software acquired or developed solely for the Company’s internal use, as well as costs to develop cloud-based applications provided to customers as a service (i.e. SaaS arrangements) are capitalized in accordance with ASC Topic 350-40, Internal-use Software (“ASC 350-40”). Certain costs incurred after the completion of the preliminary project stage and after management, with the relevant authority, has authorized and committed funds to the software project, and it is probable that the project will be completed and the software will be used to perform the function intended, are capitalized. For development costs capitalized under the requirements of ASC 350-40, amortization begins when each software module is ready for its intended use. Costs are amortized on a straight-line basis over the estimated useful life of the software (generally three to five years). Costs related to preliminary project activities and post implementation activities are expensed as incurred. Additions to capitalized software are reported within capital expenditures in the Consolidated Statements of Cash Flows.
The Company capitalizes certain implementation costs related to cloud computing service arrangements with third-party vendors that are incurred during the application development stage. Subsequently, the costs are amortized on a straight-line basis over the non-cancelable term of the hosting agreement plus any reasonably certain renewal periods. Capitalized implementation costs are included as a component of other assets on the Consolidated Balance Sheets and amortization is included as an operating expense in the Consolidated Statements of Operations. Additions to capitalized cloud implementation costs are reported within operating activities in the Consolidated Statements of Cash Flows.
Costs related to software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established in accordance with ASC Topic 985-20, Costs of Software to be Sold, Leased, or Marketed. Certain costs incurred subsequent to establishing technological feasibility are capitalized up until the software is available for general release, and are amortized on a straight-line basis over the estimated useful life of the software (generally three to five years).
Amortization expense of capitalized software costs totaled $65 million, $59 million and $51 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company does not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain pension assets discussed in Note 11. The Company did not have any transfers between fair value levels during the years ended December 31, 2025 and 2024.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), when its customer obtains control of promised goods or services, or as the Company renders services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods and services. For each arrangement the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligation(s) in the contract, (3) determine the transaction price, (4) if applicable, allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation.
The Company’s contracts with customers generally relate to services that are distinct and are accounted for separately. Those goods and services that are determined to be separate performance obligations are treated as separate units of account and each separate performance obligations has its own stand-alone selling price, which is the price at which an entity would sell a promised good or service separately to a similar customer in similar circumstances. The stand-alone selling price is determined using an established list price for the specific service and geographical region, or through a needs-based assessment. If a needs-based assessment approach is used, the stand-alone selling price is estimated by multiplying the expected labor hours by a labor rate. The labor rate is determined by considering the cost of labor, other miscellaneous costs (e.g., overhead) and applying a margin. The labor rate may be adjusted for geographic differences and other items as determined necessary, and is reviewed on a periodic basis for appropriateness.
The majority of the Company’s revenue from contracts with customers represents revenue from services recognized over time as performance obligations are satisfied. Revenue from over-time arrangements is recognized either on a straight line basis as the service is provided to the customer, or using an input method, which requires the Company to make estimates, in particular in relation to measuring progress towards completion. For arrangements recognized over time using an input method, progress towards completion is based on the relationship between the time elapsed of each project phase relative to the expected duration of that phase. The portion of a project’s revenue to be recognized is determined based on the time elapsed between the start-date of each project phase relative to its estimated duration. The start-date of each phase is based on the date that work begins on the phase and the estimated duration is determined using an analysis of historical data from similar projects. Management applies judgment in determining the expected duration of each phase. The portion of a project’s revenue estimated as earned, but not yet completed, and recognized as revenue, is included in contract assets or as a reduction to contract liabilities.
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
Refer to Note 3, “Revenue” for additional information.
Cost of Revenue
Cost of revenue includes employee compensation consisting of salaries, incentives, stock-based compensation and other benefits for employees directly attributable to revenue generation across each of the Company’s four major service categories. In addition, cost of revenue includes services and materials expenses including facility related costs for laboratories and other buildings where testing and inspection services are performed, customer-related travel costs, expenses related to third party contractors or third party facilities and consumable materials and supplies used in testing and inspection and other costs associated with generating revenue. Cost of revenue also includes depreciation on equipment used in testing and amortization of capitalized software sold to customers.

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
Foreign Currency
The functional currency of certain of the Company’s foreign affiliates is the local currency. Assets and liabilities of international subsidiaries have been translated into U.S. dollars at the balance sheet date, and income and expense items have been translated using monthly average exchange rates for the period. The resulting currency translation adjustments have been recorded as a separate component of other comprehensive income (loss). The Company revalues assets and liabilities entered in foreign currency at the balance sheet date and the resulting unrealized gain (loss) is recorded as other (expense) income, net in the Consolidated Statements of Operations.
Beginning in the second quarter of 2023, realized gains (losses) on foreign currency transactions, which were previously recorded within selling, general and administrative expenses, are recorded within other (expense) income, net in the Consolidated Statements of Operations. Losses on foreign currency transactions recorded within selling, general and administrative expenses were immaterial in 2023.
Stock-based Compensation
The Company maintains long-term incentive plans under which equity awards are available to be issued to certain employees, officers and directors. Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized ratably over the requisite service period, which is generally equal to the vesting period of the respective award, however, it may be impacted by certain factors including the employee’s death, disability or retirement. Compensation expense related to performance share units is adjusted each reporting period based on the probable outcome of the performance conditions applicable to each grant.
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
Restructuring
Restructuring expenses consist of employee-separation costs, including severance and other benefits calculated based on long-standing benefit practices and local statutory requirements. In most jurisdictions, the Company has ongoing benefit arrangements under which the Company records estimated severance and other termination benefits when such costs are deemed probable and estimable, approved by management, and if actions required to complete the termination plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Severance and other termination benefits for which there is not an ongoing benefit arrangement are recorded when management has committed to the plan and the benefit arrangement is communicated to the affected employees. Other costs may include facility exit costs related to accelerated right-of-use asset amortization, gains and losses on early lease terminations, and other exit costs for leases which will be abandoned, as well as professional services costs related to restructuring activities.
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
The Company records valuation allowances to reduce deferred tax assets to reflect the amount that is more-likely-than-not to be realized. When assessing the need for valuation allowances, the Company considers all available evidence, including three years of cumulative income/(loss) before taxes, expected future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizable value of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
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
The Company has generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes, if repatriated. The Company regularly reviews its plans for reinvestment or repatriation of unremitted foreign earnings and has recorded deferred tax liabilities on certain foreign subsidiaries’ unremitted earnings that are not considered permanently reinvested. The Company’s assertion on indefinite reinvestment of foreign earnings is based upon assumptions of future liquidity needs of the business and cash flow projections of its subsidiaries.
The accounting policy of the Company is to record U.S. tax on Global Intangible Low-Taxed Income in the provision for income taxes in the year it is incurred.
Recently Issued Accounting Standards – Adopted
Effective for the year ended December 31, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The ASU was adopted prospectively and did not impact the Company’s financial condition, results of operations or cash flows. Refer to Note 12, “Income Taxes” for further information.
Recently Issued Accounting Standards – Not Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on either a prospective or retrospective basis, with early adoption permitted. The Company expects to adopt the new annual disclosure as required for the year ended December 31, 2027 and the interim disclosures as required beginning with the first quarter of 2028. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

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
In November 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments are intended to improve US GAAP by establishing authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 are effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, on either a modified prospective, modified retrospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
2. Earnings Per Share
Basic and diluted earnings per share were calculated for the years ended December 31 as follows:

(in millions, except per share data)	2025	2024	2023
Net income attributable to stockholders of UL Solutions	$325	$326	$260
Basic weighted average common shares outstanding	201	200	200
Effect of dilutive securities	2	1	—
Diluted weighted average common shares outstanding	203	201	200

Basic earnings per share attributable to stockholders of UL Solutions	$1.62	$1.63	$1.30
Diluted earnings per share attributable to stockholders of UL Solutions	$1.60	$1.62	$1.30
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues for the years ended December 31:

(in millions)	2025	2024	2023
Certification Testing	$851	$784	$718
Ongoing Certification Services	1,006	953	874
Non-certification Testing and Other Services	911	860	812
Software	285	273	274
Total	$3,053	$2,870	$2,678

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

Contracts are generally structured as fixed payments as the total amount to be charged to the customer does not vary. Revenue from Certification Testing is generally recognized over-time. In these cases, the services create an asset with no alternative use as each of the services are specific to the products and specifications provided by the customer, and the Company has an enforceable right to payment. Revenue is generally recognized based on the relationship between the time elapsed of each project phase relative to the expected duration of that phase, which is considered the most indicative of the Company’s performance to-date under the terms of the contract.
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
Contracts are generally structured as fixed payments as the total amount to be charged to the customer does not vary. In some cases, the customer is charged a usage price based on its total production volume. Revenue from compliance program contracts is recognized over-time on a straight-line basis because the customer receives and consumes the benefit of continued certification as the Company performs services through the periodic verification of the customer’s compliance.
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
Contracts are generally structured as fixed payments as the total amount to be charged to the customer does not vary. For services where the customer does not simultaneously receive and consume the benefit of the performance obligation, revenue is recognized upon the delivery of the final deliverables to the customer. For services that create an asset with no alternative use as each of the services are specific to the products and specifications provided by the customer, and the Company has an enforceable right to payment, revenue is generally recognized based on the relationship between the time elapsed of each project phase relative to the expected duration of that phase, which is considered the most indicative of the Company’s performance to date under the terms of the contract. Advisory revenue is generally recognized over time.
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

Software
The Company provides software as a service (“SaaS”) and license-based software solutions, including implementation and training services related to software, to enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability. The Company’s SaaS and licensed software solutions provide data-driven product stewardship, chemicals management, supply chain insights, environmental, social and governance (“ESG”) data and reporting, environmental, health and safety (“EHS”) training, management and compliance, and additional regulatory driven software solutions.
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
Contract Balances
Gross contract liabilities for services totaled $130 million and $123 million as of December 31, 2025 and 2024, respectively, which are reduced by previously recognized revenue of $32 million and $31 million as of December 31, 2025 and 2024, respectively. In addition, contract liabilities include amounts collected for annual fees as well as fees collected on software license arrangements that are earned over the term of the arrangement. Contract liabilities for these services totaled $75 million and $70 million as of December 31, 2025 and 2024, respectively.
The revenue recognized during the year ended December 31, 2025, that was included in contract liabilities at December 31, 2024, amounted to $124 million. The revenue recognized during the year ended December 31, 2024, that was included in contract liabilities at December 31, 2023, amounted to $119 million.
Remaining Performance Obligations
At December 31, 2025, the Company estimates that $205 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 65% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year agreements, which are typically recognized as the performance obligation is satisfied.
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
In May 2024, the Company acquired 100% of the outstanding stock of Batterielngenieure GmbH (together with its subsidiaries, “Batterielngenieure”) for approximately $12 million in cash consideration (as adjusted for customary post-closing adjustments). Batterielngenieure is a Germany-based battery testing company that was, at the time of acquisition, in the process of building a laboratory in Aachen, Germany to replace the leased facility it was using and to add testing and simulation capacity. The purchase price primarily related to property, plant and equipment of $9 million and goodwill of $8 million. Goodwill represents anticipated future revenue growth and margin expansion opportunities from new customers and has been included within the Company’s Industrial segment. Goodwill related to this acquisition is not deductible for income tax purposes.

Aggregate acquisition-related costs associated with business combinations are not material for the years ended December 31, 2025, 2024, and 2023 and are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations as incurred.
Divestiture
In May 2024, the Company completed the sale of its payments testing business in the Industrial segment to an affiliate of Gallant Capital Partners, a California-based private equity firm, for a base price of $29 million in cash (as adjusted for customary post-closing adjustments) with the potential for additional cash consideration if certain earn-out provisions are met. The divestiture resulted in a pre-tax gain on sale of $24 million, which was recorded within other (expense) income, net in the Company’s Consolidated Statements of Operations.
5. Other (Expense) Income, net
The components of other (expense) income, net for the years ended December 31 are as follows:

(in millions)	2025	2024	2023
Foreign exchange losses	$(10)	$(11)	$(2)
Interest income	4	4	12
Unrealized gains on equity investments	—	—	7
Non-operating pension and postretirement benefit expense	(4)	(7)	(8)
Gain on divestitures, net of adjustments(a)	—	24	2
Other	(1)	(2)	2
Total	$(11)	$8	$13
__________
(a)See Note 4.
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	As of December 31, 2025		As of December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$—	$—	$444	$444
Revolving credit facility	191	191	—	—
Senior notes	300	317	300	311
Other	3	3	3	3
Total	$494	$511	$747	$758
The fair value of the Company’s term loans and revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Investments in Equity Securities
Equity Investments in Non-consolidated Affiliates
The Company holds investments in equity securities of various companies which are accounted for using the equity method when the Company has the ability to exercise significant influence, but not control, over the investee. The carrying amount of these investments was $23 million and $22 million at December 31, 2025 and 2024, respectively, and includes approximately 28% of the registered share capital of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. The carrying amount of the Company’s investment in DQS was $22 million and $21 million for the years ended December 31, 2025 and 2024, respectively, and is included within other assets in the Company’s Consolidated Balance Sheets.

The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $33 million and $36 million at December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had recorded cumulative downward adjustments, including impairments, of $15 million and cumulative upward adjustments of $30 million for these investments within other (expense) income, net.
Variable Interest Investment
The Company, via its wholly owned subsidiary UL LLC, owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China (“P.R.C”). The remaining 30% equity interest is owned by China Certification & Inspection (Group) Co., Ltd. (“CCIC”), a Chinese state-owned enterprise. UL-CCIC offers product safety testing services enabling its customers to access North American and other international markets, electromagnetic compatibility and commercial inspection and testing services. UL-CCIC provides local voluntary certification schemes to help their customers differentiate their products within the China market. UL-CCIC also offers China Compulsory Certification (“CCC”) testing services under some product categories, which is approved by the Certification and Accreditation Administration P.R.C. and market access agency services to manufacturers to help them obtain the CCC mark.
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
The board of directors of UL-CCIC consists of seven directors, with four appointed by UL Solutions and three by CCIC. The chair of the UL-CCIC board of directors is appointed by UL Solutions and the vice chair by CCIC. UL-CCIC has a general manager, who is in charge of the day-to-day management of UL-CCIC and reports to the UL-CCIC board of directors. UL Solutions has the exclusive right to nominate the general manager and CCIC has the exclusive right to nominate the deputy general manager.
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
UL-CCIC is a separate legal entity and its assets are legally owned by UL-CCIC and are not available to the Company’s creditors. UL-CCIC assets of $219 million and $193 million and liabilities of $94 million and $87 million, inclusive of intercompany eliminations, were included in the Company’s Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.
8. Property, Plant and Equipment
The components of property, plant and equipment, net as of December 31 were as follows:

(in millions)	2025	2024
Land and land improvements	$42	$41
Building and building improvements	503	451
Leasehold improvements	212	182
Machinery, equipment and office furniture	821	729
Property, plant and equipment, gross	1,578	1,403
Total accumulated depreciation	(879)	(772)
Property, plant and equipment, net	$699	$631
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $110 million, $100 million and $88 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

(in millions)	Industrial	Consumer	Software and Advisory	Total
Balance at December 31, 2023(a)	$323	$230	$70	$623
Acquisitions	21	—	—	21
Effect of changes in foreign exchange rates	(4)	(5)	(2)	(11)
Balance at December 31, 2024(a)	340	225	68	633
Measurement period adjustments	1	—	—	1
Effect of changes in foreign exchange rates	9	9	4	22
Balance at December 31, 2025(a)	$350	$234	$72	$656
__________
(a)Net of accumulated impairment losses of $137 million as of December 31, 2025 and 2024 and $166 million as of December 31, 2023.
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if an event occurs or conditions change that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. During the three months ended September 30, 2023, the Company identified a triggering event and performed a quantitative impairment assessment for a reporting unit in the Consumer segment, which resulted in a pre-tax impairment charge of $37 million. This partial impairment charge was the result of lower than expected demand for Non-certification Testing and Other Services in the mobility industry, which was impacted by auto industry conditions in 2023, including slowing of the pace of electric vehicle transition, labor uncertainties, and the impact of more moderate growth expectations for the business. At December 31, 2025, the remaining goodwill related to this reporting unit was no longer considered at risk of further impairment.
The impairment assessment for this reporting unit consisted of a fair value calculation that combined an income approach and a market approach, using an equal weighting, and a number of significant assumptions including estimated future revenue growth rates, EBITDA margins, discount rate, and market multiples. The fair value using the income approach was determined based on the present value of the estimated future cash flows of the reporting unit, discounted using the weighted average cost of capital. The Company used its internally developed long-range plans to estimate future cash flows for the business, which included estimated future revenue growth rates and EBITDA margins. Development of the Company’s long-range plans includes consideration of current and projected levels of income for the reporting unit based on management’s plans for the business, business trends, market and economic conditions, as well as other relevant factors. The fair value using the market approach was derived from market multiples using comparable publicly traded companies for a group of benchmark companies. The selection of comparable businesses was based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography and diversity of products and services. These estimates and assumptions were considered Level 3 inputs under the fair value hierarchy. The Company believes the assumptions used in the impairment assessment are reasonable and consistent with assumptions that would be used by other market participants. However, such assumptions are inherently uncertain, and a change in assumptions could change the estimated fair value of the reporting unit. Therefore, future impairment charges could be required, which could have an adverse effect on the Company’s financial condition and results of operations.

10. Intangible Assets
The following table summarizes intangible assets as of December 31:

		2025			2024
(in millions)	Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 - 20 years	$268	$(226)	$42	$261	$(211)	$50
Intellectual property and patents	3 - 15 years	16	(14)	2	15	(11)	4
Trademarks	5 - 13 years	20	(16)	4	21	(17)	4
Total		$304	$(256)	$48	$297	$(239)	$58
Intangible Asset Amortization Expense
Intangible asset amortization expense, reported within selling, general and administrative expenses within the Consolidated Statements of Operations, was $13 million, $13 million and $15 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, estimated future amortization expense for intangible assets is as follows:

(in millions)
2026	$15
2027	12
2028	6
2029	5
2030	3
11. Pension and Postretirement Benefit Plans
Pension
The Company has various non-contributory defined benefit pension plans covering certain employees and retired employees of the Company, UL Research Institutes and UL Standards & Engagement. The benefits are based on years of service and participant compensation. The majority of the Company’s defined benefit plans are closed to new entrants. The pension amounts reported here represent the balances related to all participants in the plans, including those of the U.S. employees and former employees of UL Research Institutes and UL Standards & Engagement. The Company uses the spot rate approach for calculating service cost and interest cost.

The following table provides a reconciliation of changes in the defined benefit pension obligations and fair value of plan assets for the years ended December 31, and a statement of funded status as of December 31:

	U.S.		Non U.S.
(in millions)	2025	2024	2025	2024
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$329	$336	$134	$132
Service cost	1	2	5	5
Interest cost	16	16	4	3
Curtailment(a)	(12)	—	—	—
Settlements(b)	—	—	(17)	—
Benefits paid	(22)	(16)	(5)	(5)
Actuarial loss (gain)	6	(9)	(11)	8
Other	—	—	7	—
Exchange rate loss (gain)	—	—	10	(9)
Projected benefit obligation at end of year	318	329	127	134
Change in fair value of plan assets
Fair value of plan assets at beginning of year	232	208	53	56
Actual return on plan assets	34	21	—	4
Employer contributions	43	19	4	2
Settlements(b)	—	—	(17)	—
Benefits paid	(22)	(16)	(5)	(5)
Other	—	—	6	—
Exchange rate gain (loss)	—	—	3	(4)
Fair value of plan assets at end of year	287	232	44	53
Underfunded status of plans	$(31)	$(97)	$(83)	$(81)
Amounts recognized in Consolidated Balance Sheets
Non-current assets	$—	$—	$8	$7
Current liabilities	—	—	(1)	(1)
Non-current liabilities	(31)	(97)	(90)	(87)
Net liability at end of year	$(31)	$(97)	$(83)	$(81)
Amounts recognized in accumulated other comprehensive loss
Net actuarial (loss) gain	(25)	(53)	1	(7)
Net amount recognized	$(25)	$(53)	$1	$(7)
__________
(a)During 2025, the Company adopted an amendment related to its U.S. defined benefit pension plan to freeze all future benefit accruals effective December 31, 2025. The freeze resulted in a curtailment, which reduced the projected benefit obligation by $12 million, with a corresponding decrease in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet. There was no impact on the Company’s Consolidated Statements of Operations as a result of the curtailment.
(b)During 2025, the Company’s qualified pension plan in Canada purchased a group annuity contract to transfer the future benefit obligations of all inactive members of its plan to an insurance company. The annuity purchase resulted in a partial plan settlement, which reduced the projected benefit obligation by $16 million. The annuity purchase was funded by plan assets, and as such had no net impact on the Company’s Consolidated Balance Sheet. The impact on the Company’s Consolidated Statement of Operations was immaterial.

Total benefits cost and amounts recognized in other comprehensive income for the years ended December 31 are as follows:

	U.S.			Non U.S.
(in millions)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost
Service cost	$1	$2	$2	$5	$5	$4
Interest cost	16	16	17	4	3	4
Expected return on plan assets	(13)	(13)	(14)	(2)	(2)	(2)
Settlement gain	—	—	—	(1)	—	—
Amortization of net actuarial loss	2	3	3	—	—	—
Net periodic benefit cost	$6	$8	$8	$6	$6	$6
Amounts recorded in other comprehensive income
Balance at beginning of the year	$53	$74	$92	$7	$—	$3
Net actuarial (gain) loss	(14)	(18)	(15)	(8)	6	(3)
Curtailment gain	(12)	—	—	—	—	—
Amortization of net actuarial loss	(2)	(3)	(3)	—	—	—
Exchange rate loss	—	—	—	—	1	—
Balance at end of the year	$25	$53	$74	$(1)	$7	$—
The service cost component of net periodic benefit cost is recorded in the same line items as other compensation arising from services rendered, in cost of revenue, and in selling, general and administrative expense. The other components of net periodic benefit cost are recorded in other (expense) income, net.
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(in millions)	U.S.	Non U.S.	Total
2026	$51	$5	$56
2027	32	6	38
2028	29	6	35
2029	28	6	34
2030	27	7	34
Years 2031 through 2035	111	42	153
The Company anticipates making approximately $11 million of required contributions to its U.S. pension plan and approximately $4 million to its non U.S. pension plans in 2026.
The weighted average assumptions used in the measurement of the benefit obligations at December 31 are as follows:

	U.S.		Non U.S.
	2025	2024	2025	2024
Discount rate	5.5%	5.7%	1.2 - 4.9%	0.9 - 4.6%
Rate of compensation increase	n/a(a)	4.0% for 2024 and 2025 3.0% for 2026+	1.4 - 4.0%	1.6 - 4.0%
__________
(a)not applicable

The weighted average assumptions used in the measurement of the net periodic benefit costs for the years ended December 31 are as follows:

	U.S.			Non U.S.
	2025	2024	2023	2025	2024	2023
Discount rate	5.7%	5.0%	5.2%	0.9 - 4.6%	1.3 - 4.7%	1.6 - 5.2%
Expected return on plan assets	6.9%	6.9%	7.8%	2.4 - 4.9%	2.4 - 5.6%	1.6 - 5.6%
Rate of compensation increase	n/a(a)	4.0% for 2024 3.0% for 2025+	4.25% for 2023 3.0% for 2024+	1.6 - 4.0%	0.0 - 4.0%	2.3 - 4.0%
__________
(a)not applicable
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
The accumulated benefit obligation for the U.S. defined benefit pension plans was $318 million and $313 million at December 31, 2025 and 2024, respectively. The accumulated benefit obligation for all Non U.S. defined benefit pension plans was $101 million and $110 million at December 31, 2025 and 2024, respectively. The table below outlines the projected benefit obligations and the accumulated benefit obligations in excess of plan assets at December 31:

	U.S.		Non U.S.
(in millions)	2025	2024	2025	2024
Projected benefit obligation	$318	$329	$102	$100
Accumulated benefit obligation	318	313	78	77
Fair value of plan assets	287	232	11	11
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

The following tables present the Company’s fair value hierarchy (as defined in Note 1) for those pension assets measured at fair value at December 31:

	2025
(in millions)	Level 1	Level 2	Level 3	Total Asset Balance
U.S.
Cash and cash equivalents	$2	$—	$—	$2
Commingled fixed income	—	58	—	58
Fixed income mutual funds	30	—	—	30
Equity securities	85	—	—	85
Commingled equities	—	57	—	57
Real estate mutual funds	13	—	—	13
Private real estate	—	—	4	4
Total U.S. assets in the fair value hierarchy	130	115	4	249
Hedge funds(a)				38
Total U.S. investments at fair value				$287
Non U.S.
Cash and cash equivalents	7	—	—	7
Commingled funds	—	15	—	15
Other	—	—	22	22
Total non U.S. assets	7	15	22	44
Total pension assets				$331
__________
(a)In accordance with ASC 820, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets. The terms and conditions of the Company’s hedge fund investments vary, however, the majority of the Company’s hedge fund investments may be redeemed quarterly with redemption notice periods between 45-90 days. The Company does not intend to sell or otherwise dispose of these investments at prices different than the net asset value per share.

	2024
(in millions)	Level 1	Level 2	Level 3	Total Asset Balance
U.S.
Cash and cash equivalents	$1	$—	$—	$1
Commingled fixed income	—	44	—	44
Fixed income mutual funds	26	—	—	26
Equity securities(a)	64	—	—	64
Commingled equities	—	48	—	48
Real estate mutual funds	10	—	—	10
Private real estate	—	—	5	5
Total U.S. assets in the fair value hierarchy	101	92	5	198
Hedge funds(b)				34
Total U.S. investments at fair value				$232
Non U.S.
Commingled funds	—	30	—	30
Other	—	—	23	23
Total non U.S. assets	—	30	23	53
Total pension assets				$285
__________
(a)The Company has reclassified the amounts presented to conform to the current period’s presentation.
(b)Described in previous table

The following table summarizes the changes in fair value of the Company’s Level 3 pension assets:

(in millions)
Balance at year ended December 31, 2023	$29
Purchases, sales and settlements, net	(2)
Unrealized gain	1
Balance at year ended December 31, 2024	$28
Purchases, sales and settlements, net	(1)
Unrealized loss	(1)
Balance at year ended December 31, 2025	$26
Valuation Methods
The Company follows ASC Topic 820, Fair Value Measurement, in determining the fair value of plan assets within the Company’s defined benefit pension plans.
Quoted market prices in active markets for all Level 1 investments were available at December 31, 2025 and 2024.
Level 2 investments include commingled funds invested in equity or fixed income investments in accordance with a stated set of fund objectives. The values of the commingled funds do not have publicly quoted prices in active markets and must trade through a broker. The fund administrator values the fund using the net asset value per fund share, derived from the quoted prices in active markets of the underlying securities.
Level 3 investments include several guaranteed investment contracts, government mandated pooled investments, and a private real estate fund. These investments do not have actively traded quotes as of December 31, 2025 and 2024, and require the use of unobservable inputs, such as indicative quotes from dealers, estimates provided by the fund managers and third-party property appraisals, to value these securities.
For the U.S. plan, the 2025 target investment allocation was 49% for equity strategies, 30% for fixed-income and cash strategies and 21% for alternative strategies. The 2024 target investment allocation was 48% for equity strategies, 30% for fixed-income and cash strategies and 22% for alternative strategies. Actual investment allocations may vary from target investment allocations due to prevailing market conditions. The Company regularly reviews actual investment allocations and periodically rebalances investments to achieve target allocations.
Actual pension plan asset allocations are as follows:

	U.S.		Non U.S.
	2025	2024	2025	2024
Equity securities	49%	48%	5%	9%
Fixed-income securities	31%	30%	28%	49%
Alternatives	19%	21%	—%	—%
Other	—%	—%	51%	42%
Cash	1%	1%	16%	—%
	100%	100%	100%	100%
Postretirement Benefit Plans
The Company sponsors postretirement medical benefit plans for certain employees and former employees in the U.S. and Canada. The projected benefit obligation for these plans was $13 million and $12 million at December 31, 2025 and 2024, respectively. The net periodic benefit cost related to these plans for each of the years ended December 31, 2025, 2024 and 2023, as well as the expected contributions to these plans in 2026, is immaterial. The plans are closed to new entrants.
Defined Contribution Plans
The Company sponsors various defined contribution savings plans in the U.S., as well as certain international locations, that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines.

Under specified conditions, the Company will contribute to certain savings plans based on the employee’s eligible pay and/or will match a percentage of the employee contributions up to certain limits. For the years ended December 31, 2025, 2024 and 2023, the expenses related to various defined contribution plans were $56 million, $46 million and $46 million, respectively.
12. Income Taxes
Components of income (loss) before income taxes:

(in millions)	2025	2024	2023
Domestic	$11	$(20)	$(1)
Foreign	459	435	347
Total income before income taxes	$470	$415	$346
Components of the provision (benefit) for income taxes:

(in millions)	2025	2024	2023
Current tax provision
U.S. Federal	$2	$(3)	$1
U.S. State	3	5	1
Foreign	118	73	54
Deferred tax provision
U.S. Federal	10	(6)	9
U.S. State	2	6	3
Foreign	(10)	(5)	2
Total income tax provision	$125	$70	$70
Reconciliation of the U.S. federal statutory rate to UL Solutions’ effective tax rate for the year ended December 31, 2025 is as follows:

(in millions)	Amount	Percent
Income before income taxes	$470
U.S. federal statutory tax rate	99	21.0%
State and local income taxes, net of federal income tax effect(a)	4	0.9%
Foreign tax effects
Mainland China
Withholding tax	8	1.7%
Other	5	1.1%
Germany
Valuation allowance	8	1.7%
Other	(3)	(0.6)%
Singapore
Tax rate difference between foreign and U.S.	(13)	(2.8)%
Local taxes at a rate different than the statutory rate(b)	(7)	(1.5)%
Other	(3)	(0.6)%
Other foreign jurisdictions	14	3.0%
U.S. changes in valuation allowances	6	1.2%
U.S. nontaxable or nondeductible items
U.S. nondeductible compensation	5	1.1%
Other	2	0.4%
Effective tax rate	$125	26.6%
__________

(a)State taxes in California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
(b)The tax benefit related to the negotiated tax rate in Singapore was reduced by $28 million due to the global minimum tax under Pillar Two.
The effective tax rate for the year ended December 31, 2025 of 26.6% was higher than the effective tax rate for the year ended December 31, 2024 of 16.9% primarily due to the impact of the Qualified Domestic Minimum Top-up Tax, a subset of the Pillar Two rules that became effective on January 1, 2025, as well as a reduction to uncertain tax positions in the year ended December 31, 2024.
Reconciliation of the U.S. federal statutory rate to UL Solutions’ effective tax rate for the years ended December 31 are as follows:

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Effect of:
Foreign income taxed at different rates	(4.2%)	(5.0%)
U.S. tax on foreign activities	0.6%	2.0%
State and local income taxes, net of federal benefit	2.0%	0.9%
Goodwill impairment	—%	1.8%
U.S. nondeductible compensation	1.9%	—%
Release of uncertain tax positions for lapse of statutes	(4.7%)	(0.1%)
Other reconciling items, net	0.3%	(0.4%)
Effective tax rate	16.9%	20.2%
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

Components of the deferred income tax assets and liabilities:

(in millions)	2025	2024
Deferred tax assets
Accrued pension and postretirement liabilities	$23	$38
Accrued employee benefits	43	41
Other accrued expenses	15	7
Net operating loss carryforward	64	44
Advance payments	37	39
Operating lease liabilities	44	46
Capitalized research and development	10	18
Foreign tax credit	15	12
Other	18	12
Subtotal (before valuation allowances)	269	257
Valuation allowances	(80)	(53)
Total deferred tax assets	189	204
Deferred tax liabilities
Basis difference for intangible assets	(42)	(38)
Basis difference for fixed assets	(10)	(20)
Operating lease right-of-use assets	(41)	(45)
Tax on unrepatriated earnings	(7)	(6)
Other	(14)	(10)
Total deferred tax liabilities	(114)	(119)
Net deferred income tax assets	$75	$85
Deferred income taxes are recorded on the Consolidated Balance Sheets on a net basis by taxing jurisdiction. As of December 31, 2025, the Company had a net deferred income tax asset of $75 million, which consisted of $94 million classified as deferred income taxes and $19 million included within other liabilities. As of December 31, 2024, the Company had a net deferred income tax asset of $85 million, which consisted of $108 million classified as deferred income taxes and $23 million included within other liabilities.
As of December 31, 2025, the Company has approximately $64 million of deferred tax assets related to net operating loss (“NOL”) carryforwards primarily attributable to foreign affiliates. If not used, $9 million of deferred tax assets will be written off to reflect the reduction of the NOL carryforwards that will expire between 2026 and 2045, while the remaining carryforward is indefinite. The use of certain NOL carryforwards is limited due to rules regarding acquired tax attributes, loss sharing between group members, and business continuity. The valuation allowances represent a reduction to deferred tax assets, including certain NOLs, for which the realization is unlikely.
The Company has not recognized deferred tax liabilities in the U.S. with respect to its outside basis differences in most foreign affiliates. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these earnings.
Movements in valuation allowance:

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
(in millions)
Year Ended December 31, 2025	$53	$28	$(1)	$80
Year Ended December 31, 2024	$56	$7	$(10)	$53
Year Ended December 31, 2023	$47	$14	$(5)	$56

Income Taxes Paid
Income taxes paid net of refunds received for the year ended December 31:

(in millions)	2025
U.S. state and local	$5
Mainland China	34
Singapore	15
Japan	8
Netherlands	6
Taiwan	5
Other	19
Total	$92
Uncertain Tax Positions
Movements in reserve for uncertain tax positions:

(in millions)	2025	2024	2023
Balance at January 1,	$7	$30	$26
Increases related to prior period tax positions	2	2	3
Decreases related to prior period tax positions	(1)	(5)	—
Increases related to current period tax positions	1	—	2
Lapse of statute of limitation	—	(19)	(1)
Settlement with taxing authorities	(2)	(1)	—
Balance at December 31,	$7	$7	$30
The total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $7 million, $6 million and $30 million as of December 31, 2025, 2024 and 2023, respectively. The Company had accrued for interest and penalties of $2 million, $3 million and $12 million, as of December 31, 2025, 2024 and 2023, respectively, which are included within other liabilities in the Company’s Consolidated Balance Sheets.
The Company is under audit in multiple state and foreign tax jurisdictions. The timing of the resolution of income tax examinations is uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause fluctuations in the balance sheet classification of our tax assets and liabilities.
In the United States, the Company has open years ranging from 2016 to 2025 and significant foreign jurisdictions still open for audit between 2010 and 2025. The Company believes sufficient provision has been made for potential adjustments for all years that are not closed by the statute in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on the Company’s financial position, liquidity, or results of operations.
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

13. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	As of December 31, 2025	As of December 31, 2024
Term loans	USD	January 2027 (a)	$—	$444
Revolving credit facility	USD	October 2030	191	—
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	3	3
Total debt			494	747
Less: unamortized debt issuance costs			(3)	(5)
Total debt, net of unamortized debt issuance costs			491	742
Less: current portion of long-term debt			—	(50)
Long-term debt			$491	$692
__________
(a) The term loans were repaid in full and terminated in connection with entry into the 2025 Credit Facility. See below.
The interest rate on the revolving credit facility was 4.78% as of December 31, 2025. The interest rate on the outstanding term loans was 5.58% as of December 31, 2024. Borrowings under the senior notes bear a fixed interest rate of 6.500% per annum.
2022 Credit Facility
In January 2022, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, which provided for senior unsecured credit facilities in an aggregate principal amount of $1.25 billion (collectively, and as amended, the “2022 Credit Facility”), consisting of term loans in an initial aggregate principal amount of $500 million and revolving loan commitments in an initial aggregate commitment amount of $750 million (including a $25 million sub-facility for letters of credit). The 2022 Credit Facility included an accordion feature permitting an increase in the 2022 Credit Facility by an aggregate amount of up to $625 million (of which up to $400 million may consist of term loans), subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Company’s wholly owned subsidiary, UL LLC, a Delaware limited liability company, provided a guaranty of its obligations thereunder. The 2022 Credit Facility was set to mature in January 2027 and could be prepaid without fees or penalties. The Company had $6 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions as of December 31, 2024 under the 2022 Credit Facility.
In June 2024, the Company entered into an amendment (the “First Credit Facility Amendment”) to the 2022 Credit Facility with Bank of America, N.A. and certain other lenders. The First Credit Facility Amendment provided, among other things, for (i) the replacement of the Bloomberg Short-term Bank Yield (“BSBY”) with Term SOFR plus a SOFR adjustment as a benchmark rate for interest periods commencing subsequent to June 28, 2024; (ii) UL Solutions Inc., which was previously the guarantor of the facility, became the named borrower, and UL LLC, which was previously the named borrower, became the guarantor.
Effective from the date of the First Credit Facility Amendment, borrowings under the 2022 Credit Facility bore interest at a rate per annum equal to, at the Company’s option, (a) in the case of U.S. dollar loans, the Term SOFR plus a SOFR adjustment of 0.1% plus a margin, and for all other currencies, a specified benchmark rate for the applicable currency plus, in certain instances, a specified spread adjustment plus a margin (loans with a rate based on this clause (a), “benchmark rate loans”) or (b) for U.S. dollar loans only, the base rate plus a margin (loans with a rate based on this clause (b), “base rate loans”). Prior to the First Credit Facility Amendment, borrowings bore interest on the same terms with the exception that the BSBY Index rate plus a margin was used as the base rate in place of Term SOFR. As of December 31, 2024, the margin was 1.125% for benchmark rate loans and 0.125% for base rate loans but could be adjusted based on the Company’s most recently tested consolidated net leverage ratio and could vary from 1.0% to 1.5% for benchmark rate loans and 0% to 0.5% for base rate loans. The unused commitment fee could vary from 0.1% to 0.2% based on the Company’s most recently tested consolidated net leverage ratio.
The 2022 Credit Facility also included a financial covenant tested quarterly which required the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permitted the netting of up to $250 million of unrestricted cash from funded debt.
The 2022 Credit Facility included customary representations and warranties, covenants and events of default, subject to certain customary exceptions, materiality thresholds and grace periods. The covenants included, among other things, financial reporting, maintenance of line of business, notices of default and other material changes, as well as limitations on investments and acquisitions, mergers and transfers of all or substantially all assets, dividends and distributions, burdensome contracts with affiliates, liens and indebtedness. Future borrowings under the 2022 Credit Facility were subject to the satisfaction of customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties.
As described below, in connection with the entry into the 2025 Credit Facility, the Company repaid in full all indebtedness and other obligations outstanding under, and terminated, the 2022 Credit Facility.
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among the Company and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”).
The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”), with a $25 million sub-limit for the issuance of letters of credit. The Credit Agreement includes an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. Initial proceeds were used to refinance the outstanding amounts under the 2022 Credit Facility. The 2025 Credit Facility matures on October 28, 2030 and may be prepaid without fees or penalties, subject to reimbursement of the lenders’ customary breakage and redeployment costs in applicable cases. The Company had $6 million outstanding letters of credit under the 2025 Credit Facility as of December 31, 2025.
Borrowings under the 2025 Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (a) a specified benchmark rate for the applicable currency (which, in the case of U.S. Dollar loans, shall be the Term SOFR (as defined in the Credit Agreement)), plus a margin that ranges from 0.875% to 1.375% per annum or (b) for U.S. Dollar loans made to the Company only, a base rate (which is equal to the highest of (i) the Bank of America prime rate, (ii) the U.S. federal funds rate plus 0.5% per annum, or (iii) the Term SOFR rate plus 1%) plus a margin that ranges from 0.0% to 0.375% per annum. The unused commitment fee varies from 0.090% to 0.175% based on the Company’s current debt rating and its most recently tested consolidated net leverage ratio.
The 2025 Credit Facility also includes a financial covenant, tested quarterly, which requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0, calculated on a consolidated basis for each consecutive four fiscal quarter period, with an increase in the maintenance level to 4.0 to 1.0 for each of the four test periods immediately following any permitted acquisition that involves the payment of aggregate consideration in excess of $100 million, commencing with the fiscal quarter in which such permitted acquisition occurred, subject to a two fiscal quarter rest period between increases for separate acquisitions. The calculation of the consolidated net leverage ratio permits the netting of up to $250 million of unrestricted cash from funded debt. As of December 31, 2025, the Company was in compliance with all covenants under this facility.
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

Senior Notes
In October 2023, the Company issued $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes were sold to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The notes are senior unsecured obligations of UL Solutions Inc. and were unconditionally guaranteed by UL LLC, the Company’s wholly owned subsidiary, until October 2025. In connection with termination of the 2022 Credit Facility, the guaranty by UL LLC of the Company’s obligations under the notes was released. The Company used the net proceeds from the offering of the notes, together with borrowings under the 2022 Credit Facility and cash on hand, to fund a $600 million special cash dividend, which was paid to UL Standards & Engagement in December 2023.
In connection with the issuance of the notes, the Company entered into a registration rights agreement on the same date. In September 2025, pursuant to the registration rights agreement, the Company completed an exchange offer, pursuant to which the Company exchanged all of the outstanding notes for new 6.500% senior notes due 2028 registered under the Securities Act (the “exchange notes”). The terms of the exchange notes are substantially the same as the notes.
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
As of December 31, 2025, the remaining aggregate scheduled principal repayments of the Company’s debt are as follows:

(in millions)
2026	$—
2027	—
2028	300
2029	—
2030	191
Thereafter	3
Total	$494
14. Leases
The Company has operating leases for real estate, vehicles and equipment. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - current, and operating lease liabilities in the Consolidated Balance Sheets. Amounts recognized for finance leases as of and for the years ended December 31, 2025 and 2024 were immaterial.
Lease costs incurred by lease type, and/or type of payment for the annual periods ending December 31 were as follows:

(in millions)	2025	2024	2023
Short-term lease cost	$4	$2	$1
Operating lease cost	52	50	55
Variable lease cost	35	26	22
Total lease cost	$91	$78	$78
Other supplemental quantitative disclosures for the years ended December 31 are as follows:

(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50	$50	$54
Right-of-use assets obtained in exchange for operating lease liabilities	27	82	42
Weighted-average remaining lease term (in years) - operating leases	6.48	6.88	6.28
Weighted-average discount rate - operating leases	4.46%	4.11%	3.39%
Estimated undiscounted future lease payments under non-cancellable operating leases as of December 31, 2025, are as follows:

(in millions)	Operating Lease Liabilities
2026	$49
2027	39
2028	31
2029	24
2030	18
Thereafter	63
Total undiscounted future cash flows	224
Less: imputed interest	32
Present value of future cash flows	$192
15. Common Stock
As of December 31, 2025 and 2024, the Company was authorized to issue 1,000,000,000 shares of Class A common stock, par value $0.001 per share, 500,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. Class A and Class B common stock each convey the same rights and privileges to their respective holders, except that Class A common stock entitles its holders to 1 vote per share in respect of matters on which stockholders are entitled to vote and Class B common stock entitles its holders to 10 votes per share.
UL Standards & Engagement is the sole holder of UL Solutions’ outstanding Class B common stock, resulting in beneficial ownership of 61.6% and voting power of 94.1% of the Company’s outstanding common stock as of December 31, 2025. As a result, UL Standards & Engagement has the ability to control the outcome of matters submitted to the Company’s stockholders for approval, including the election of directors and the approval of any change of control transaction. The Company meets the definition of a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange.

The following table shows the number of shares of common stock outstanding and changes in each class of share:

	Class A	Class B	Total
Balance at December 31, 2023	200,000,000	—	200,000,000
Reclassification(a)	(200,000,000)	200,000,000	—
Initial public offering(b)	38,870,000	(38,870,000)	—
Follow-on public offering(c)	23,000,000	(23,000,000)	—
Shares issued under long-term incentive plans	174,493	—	174,493
Balance at December 31, 2024	62,044,493	138,130,000	200,174,493
Follow-on public offering(d)	14,375,000	(14,375,000)	—
Shares issued under long-term incentive plans	577,459	—	577,459
Shares issued under employee stock purchase plan	274,012	—	274,012
Balance at December 31, 2025	77,270,964	123,755,000	201,025,964
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
(d)On December 5, 2025, the Company completed a follow-on public offering of an aggregate of 14,375,000 shares of Class A common stock by UL Standards & Engagement at a price to the public of $78.00 per share, which included the exercise in full by the underwriters of their overallotment option to purchase an additional 1,875,000 shares of Class A common stock. The Company did not receive any proceeds from this offering.
At December 31, 2025, 2024 and 2023, no shares of preferred stock were issued or outstanding.

16. Accumulated Other Comprehensive Loss (“AOCL”)
The following table summarizes the changes in accumulated other comprehensive loss.

(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2022, net of tax	$(54)	$(112)	$(166)
Amounts before reclassifications	5	18	23
Amounts reclassified out	—	2	2
Total other comprehensive income, before tax	5	20	25
Tax effect	—	(5)	(5)
Total other comprehensive income, net of tax	5	15	20
Balance at December 31, 2023, net of tax	$(49)	$(97)	$(146)
Amounts before reclassifications	(39)	21	(18)
Amounts reclassified out	—	2	2
Total other comprehensive (loss) income, before tax	(39)	23	(16)
Tax effect	—	(5)	(5)
Total other comprehensive (loss) income, net of tax	(39)	18	(21)
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)
Amounts before reclassifications	46	34	80
Total other comprehensive income, before tax	46	34	80
Tax effect	—	(8)	(8)
Total other comprehensive income, net of tax	46	26	72
Balance at December 31, 2025, net of tax	$(42)	$(53)	$(95)
Components of AOCL
The components of AOCL for the years ended December 31 are as follows:

	2025	2024	2023	Affected Line Item in the Consolidated Statements of Operations
(in millions)	Amounts reclassified from AOCL
Pension and postretirement losses	$—	$2	$2	Other (expense) income, net
17. Stock-based and Other Incentive Compensation
In April 2024, the UL Solutions Inc. 2024 Long-Term Incentive Plan (the “2024 LTIP”) became effective and the Company reserved for issuance 20,000,000 shares of Class A common stock in connection with the 2024 LTIP and the UL Solutions Inc. Long-Term Incentive Plan (the “Pre-IPO LTIP”), as well as 5,000,000 additional shares of Class A common stock reserved for issuance under the UL Solutions Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Upon settlement of stock-based compensation awards, shares of Class A common stock are issued in respect of such awards. Equity awards that are granted and subsequently expire, are cancelled, forfeited, or are used to satisfy required withholding taxes are recycled back into the total number of shares available for issuance under the 2024 LTIP and the Pre-IPO LTIP. As of December 31, 2025, 19,248,048 shares remain available for issuance under the 2024 LTIP and the Pre-IPO LTIP and 4,725,988 shares remain available for issuance under the 2024 ESPP.
Equity awards are issued to certain employees and officers, including named executive officers, in order to attract, motivate and retain talent and to maximize their contribution to the long-term success of the Company. Equity awards are also used as part of the compensation provided to the board of directors in the form of restricted stock units. Directors may elect to defer receipt of some or all of their annual cash retainer amounts, which are converted into restricted stock units when and as such cash retainer amounts would have otherwise been paid, for either 5 years, 10 years or until termination of service from the board.

The Company has outstanding awards under the Pre-IPO LTIP, the majority of which will be settled in shares of Class A common stock.
Stock-based compensation expense for the years ended December 31 was as follows:

(in millions)	2025	2024	2023
Cost of revenue	$4	$4	$1
Selling, general and administrative expenses	46	29	14
Stock-based compensation expense	50	33	15
Income tax benefit	(9)	(4)	(3)
Stock-based compensation expense, net	$41	$29	$12

Stock-based compensation expense by type of award
Restricted stock units	$21	$10	$—
Performance share units	16	7	—
Stock options	5	4	—
Stock-settled stock appreciation rights	2	2	—
Employee stock purchase plan	3	—	—
Cash-settled awards	3	10	15
Stock-based compensation expense	$50	$33	$15
Restricted Stock Units
Restricted stock units (“RSUs”) represent the right to receive shares of Class A common stock and are generally subject to continued employment through a three-year ratable vesting period.
The following table summarizes the activity related to the Company’s RSUs during the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	802,211	$35.70
Granted	570,865	59.76
Vested	(267,475)	35.75
Forfeited	(73,454)	43.98
Outstanding as of December 31, 2025	1,032,147	$48.40
The weighted average grant date fair value per share of RSU granted was $59.76 and $35.65 for the years ended December 31, 2025 and 2024, respectively. The total fair value of RSUs that vested during the year was $16 million for the year ended December 31, 2025. As of December 31, 2025, total unrecognized compensation expense related to RSUs was $27 million and is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.
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

The following table summarizes the activity related to the Company’s PSUs during the year ended December 31, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	370,766	$34.85
Granted	259,174	57.62
Forfeited	(16,295)	39.76
Outstanding as of December 31, 2025	613,645	$44.34
The weighted average grant date fair value per share of PSU granted was $57.62 and $34.85 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, total unrecognized compensation expense related to PSUs was $16 million and is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.
Stock Options
In connection with the IPO, the Company granted nonqualified stock options to the Company’s executive team, including named executive officers, and other key employees under the 2024 LTIP. Stock options represent the right to purchase shares of Class A common stock and are generally subject to continued employment through a three-year cliff vesting period. Stock options expire ten years from the grant date.
The following table summarizes the activity related to the Company’s stock options during the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	1,994,580	$28.00	9.3 years	$44
Forfeited	(38,265)	28.00
Outstanding as of December 31, 2025	1,956,315	$28.00	8.3 years	$99
Exercisable as of December 31, 2025	—

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
As of December 31, 2025, total unrecognized compensation expense related to stock options was $7 million and is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.
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
The conversion of CSARs to SSARs at the completion of the IPO resulted in a reclassification of $26 million from accrued compensation and benefits and other liabilities to additional paid-in capital on the Company’s Consolidated Balance Sheet. The CSARs were remeasured to fair value at the conversion date, which resulted in additional pre-tax compensation expense of $9 million in the second quarter of 2024, primarily within selling, general and administrative expenses. The pre-tax compensation expense reduced segment operating income by $4 million, $4 million and $1 million for the Industrial, Consumer and Software & Advisory segments, respectively. As of December 31, 2025 and 2024, the unrecognized compensation expense related to the Company’s remaining CSARs and SSARs, as well as liabilities related to the Company’s outstanding CSARs, were immaterial.
Performance Cash
The Company has Performance Cash awards outstanding from its Pre-IPO LTIP, which represent the right to receive an amount based on the achievement of certain performance conditions and are generally subject to continued employment through a three-year cliff vesting period. The amount may range from 0% to a maximum potential value of 200% of the award’s target value based on the satisfaction of the performance conditions over a three-year cumulative performance period. Prior to the IPO, all Performance Cash awards were settled in cash. Following the IPO, the majority of the outstanding Performance Cash awards will be settled in shares of Class A common stock under the Pre-IPO LTIP. During 2025, $16 million of Performance Cash was settled in Class A common stock, resulting in a reclassification from accrued compensation and benefits to additional paid-in capital on the Company’s Consolidated Balance Sheet.
Compensation expense related to Performance Cash awards for the years ended December 31 was as follows:

(in millions)	2025	2024	2023
Cost of revenue	$1	$3	$2
Selling, general and administrative expenses	14	18	14
Performance Cash compensation expense	15	21	16
Income tax expense benefit	(3)	(4)	(4)
Performance Cash compensation expense, net	$12	$17	$12
The Company had a short-term liability related to its Performance Cash awards of $33 million and $16 million recorded within accrued compensation and benefits in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. The Company had a long-term liability of $0 and $18 million recorded within other liabilities in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.
18. Restructuring
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). Inclusive of the charges recorded in 2025, the Company expects to incur pre-tax charges associated with the Restructuring Plan of approximately $42-$47 million in the aggregate, consisting of $37-$42 million in cash charges relating to employee separation expenses and approximately $5 million in other cash charges, primarily relating to facility exits.
The Company has incurred total costs to date of $33 million related to employee separation expenses and $4 million related to facility exits in connection with the Restructuring Plan. The Company has incurred total costs to date of $28 million in Consumer, $7 million in Industrial, and $2 million in Software and Advisory related to the Restructuring Plan. The Company anticipates the Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges primarily expected to be incurred in the first half of 2026 in the Consumer segment.

The Company has incurred the following charges related to the Restructuring Plan, as well as other qualifying restructuring expenses, for the years ended December 31:

(in millions)	2025	2024	2023
Employee separation expenses	$31	$(1)	$4
Facility exits	4	—	—
Total	$35	$(1)	$4
The following table summarizes the changes in the Company’s accrued restructuring balance:

(in millions)	Employee separation expenses
Liability balance as of December 31, 2023	$4
Restructuring	(1)
Cash payments	(1)
Liability balance as of December 31, 2024	$2
Restructuring	31
Cash payments	(3)
Liability balance as of December 31, 2025	$30
The Company had a short-term liability for its restructuring activities of $25 million and $2 million as of December 31, 2025 and December 31, 2024, respectively, which is recorded within other current liabilities on the Consolidated Balance Sheet. The Company had a long-term liability for its restructuring activities of $5 million and $0 as of December 31, 2025, and December 31, 2024, respectively, which is recorded within other liabilities on the Consolidated Balance Sheet.
19. Commitments and Contingencies
Purchase Obligations
Future minimum payments for noncancelable purchase obligations with a remaining term of over one year as of December 31, 2025, are payable as follows:

(in millions)	Purchase Obligations
2026	$52
2027	29
2028	11
2029	9
2030 and thereafter	22
Total	$123
Purchase obligations exclude liabilities that are included on the Company’s Consolidated Balance Sheet as of December 31, 2025 and include commitments for outsourced services, facilities, capital expenditures, cloud service arrangements and various other types of noncancelable contracts.
Loss Contingencies
On February 11, 2026, a putative class action complaint was filed against Underwriters Laboratories Inc., UL LLC, the Company, UL Standards and Engagement and UL Research Institutes (collectively, the “Defendants”) in the United States District Court for the Northern District of Illinois captioned John Martucci, on behalf of himself and the Putative Class v. Underwriters Laboratories Inc., et al., Case No. 1:26-cv-01561. The complaint alleges, among other things, that certain combination-listed single databus burglar and fire alarm system control units (the “Alarm Systems”) tested by the Defendants have defects that the Defendants concealed from and/or failed to disclose to consumers and that the Defendants listed the Alarm Systems as compliant with UL and National Fire Protection Association 72 standards when they were not compliant with such standards. The complaint seeks an order certifying a nationwide class and a New Jersey subclass; compensatory, actual, treble, statutory, punitive, and/or other damages; equitable relief, including restitution and disgorgement of profits; injunctive relief; declaratory relief; and pre and post judgment interest, attorneys’ fees and costs. The Company currently believes the claims are without merit and intends to vigorously defend against this action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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
20. Related Party Transactions
In the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses of $22 million, $22 million and $21 million, respectively, to allow its staff and customers access to the library of standards owned and maintained by UL Standards & Engagement. These expenses were recorded within cost of revenue in the Consolidated Statements of Operations.
In the years ended December 31, 2025, 2024 and 2023, the Company paid dividends to UL Standards & Engagement of $72 million, $83 million and $680 million, respectively. Dividends are reflected within the Consolidated Statements of Stockholders’ Equity as a decrease in retained earnings and, in 2023, additional paid-in capital.
21. Segment Information
ASC Topic 280, Segment Reporting (“ASC 280”) establishes the standards for reporting information about segments in financial statements. The Company has determined that it is organized, managed and internally grouped into three segments: Industrial, Consumer and Software and Advisory. UL Solutions segments provide common goods and services to their customers, which provides for efficient sharing of the segments’ resources as needed. Segment information is reported on the basis used for reporting to the Chief Executive Officer, who serves as the Company’s chief operating decision maker (“CODM”) and evaluates each segment’s performance using a variety of measures, including operating income, which is the measure most consistent with amounts included in the Company’s consolidated financial statements. The CODM uses operating income, amongst other measures, to evaluate each segment’s performance and allocate resources, including employees and capital, considering budget-to-actual variances to review operating trends in the annual budgeting and quarterly forecasting processes.
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
The following table provides revenue, significant segment expenses and operating income, by segment for the years ended December 31, 2025, 2024 and 2023:

	Industrial			Consumer			Software and Advisory			Total
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenue	$1,341	$1,254	$1,146	$1,319	$1,238	$1,172	$393	$378	$360	$3,053	$2,870	$2,678
Employee compensation(a)	609	595	555	745	715	691	261	255	240	1,615	1,565	1,486
Services and materials	283	274	244	345	331	322	65	67	63	693	672	629
Depreciation and amortization	56	47	38	81	79	75	51	46	41	188	172	154
Goodwill impairment	—	—	—	—	—	37	—	—	—	—	—	37
Restructuring(a)	7	—	1	26	(1)	2	2	—	1	35	(1)	4
Operating income	$386	$338	$308	$122	$114	$45	$14	$10	$15	$522	$462	$368
__________
(a)The Company has reclassified the amounts presented for the years ended December 31, 2024 and 2023 to conform to the current period’s presentation.
Capital expenditures of the Company’s segments were as follows for the years ended December 31:

(in millions)	2025	2024	2023
Industrial	$49	$96	$56
Consumer	37	34	52
Software and Advisory	32	31	39
Total segments	118	161	147
Corporate	79	76	68
Total	$197	$237	$215
Assets by segment are not disclosed as the Company does not allocate assets to segments for internal reporting presentations provided to the CODM.

Geographic Information
Revenue by major geographic region based on the location of the Company’s customers was as follows for the years ended December 31:

(in millions)	2025	2024	2023
United States	$1,253	$1,178	$1,117
China(a)	761	710	632
Asia Pacific	398	375	346
Europe, Middle East and Africa	529	496	474
Other Americas	112	111	109
Total	$3,053	$2,870	$2,678
__________
(a)Represents revenue from Greater China - mainland China, Hong Kong and Taiwan.
The following table provides a summary of long-lived assets, excluding financial instruments and tax assets, classified by major geographic region as of December 31:

(in millions)	2025	2024	2023
United States	$481	$437	$327
China(a)	129	136	127
Asia Pacific	132	109	119
Europe, Middle East and Africa	111	109	101
Other Americas	25	26	32
Total	$878	$817	$706
__________
(a)Represents long-lived assets from Greater China - mainland China, Hong Kong and Taiwan.
22. Subsequent Events
Segment Realignment
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer will evaluate business performance and allocate resources. The changes primarily relate to the Company’s Advisory business, which was previously included within the Software and Advisory segment and will now be included within the Industrial segment. As a result of the reorganization, the Software and Advisory segment will be renamed “Risk & Compliance Software” and costs related to the Company’s corporate functions will be reallocated across its segments. This reorganization had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Divestiture
In February 2026, the Company signed a definitive agreement to sell its Employee Health and Safety software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm, for a base purchase price of $210 million in cash, subject to customary post-closing adjustments. The transaction is expected to close in the second quarter of 2026, subject to the satisfaction of customary closing conditions.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance such that the information required to be disclosed in the Company’s reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Controls
The Company’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
ITEM 9B. Other Information
Insider Trading Arrangements and Policies
On December 9, 2025, Jennifer Scanlon, President and Chief Executive Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “Scanlon 10b5-1 Plan”) for the potential sale of up to 150,000 shares of UL Solutions Inc. Class A common stock, including shares resulting from the exercise of certain stock-settled appreciation rights and the vesting and settlement of certain restricted stock units and performance stock units. The Scanlon 10b5-1 Plan is scheduled to commence on April 1, 2026 and to terminate on the earlier of (i) the date all the shares under the Scanlon 10b5-1 Plan are sold and (ii) April 1, 2027, in each case, subject to the terms and conditions contained therein. The Scanlon 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policies and procedures and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
During the quarter ended December 31, 2025, no other director or executive officer of the Company informed the Company of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
The information required by this Item (other than as set forth above) will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item and not otherwise presented below will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules
None

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(3) The exhibits listed in the following Exhibit Index are filed as part of this Annual Report, or incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 17, 2024).
4.1	Specimen Common Stock Certificate of UL Solutions Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on November 13, 2023).
4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on February 20, 2025)

10.1
Registration Rights Agreement, dated as of April 2, 2024, by and between ULSE Inc. and UL Solutions Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.2
Stockholder Agreement, dated as of April 2, 2024, by and between ULSE Inc. and UL Solutions Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.3
License Agreement, dated as of November 3, 2023, by and between UL LLC and Underwriters Laboratories Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.4
License Agreement, dated as of November 3, 2023, by and between UL LLC and ULSE Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.5
License Agreement, dated as of November 3, 2023, by and between UL International Singapore Ltd. and Underwriters Laboratories Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.6
License Agreement, dated as of November 3, 2023, by and between UL International Singapore Ltd. and ULSE Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.7
UL Standards Access and License Agreement, dated as of December 1, 2021, by and between ULSE Inc. and UL LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on November 13, 2023).

10.8
Amended and Restated Joint Venture Contract, dated as of October 28, 2022, by and between China Certification & Inspection (Group) Co., Ltd. and UL LLC (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed on November 13, 2023).

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

10.14†
Form of Executive Award Agreement (Cash Settled Appreciation Rights) under the UL Inc. Long-Term Incentive Plan, as amended and restated, effective January 1, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Form S-1 filed on November 13, 2023).

10.15†
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

10.18†	UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).
10.19†
Form of Employee Restricted Stock Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.20†
Form of Employee Performance Share Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.21†
Form of Nonqualified Stock Option Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).

10.22†
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.23†
Form of Employee Performance Share Unit Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 20, 2025).

10.24†	UL Solutions Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Form S-1 filed on February 29, 2024).
10.25†	UL Solutions Inc. All Employee Incentive Plan, effective February 11, 2025 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 20, 2025).
10.26†	UL Non-Qualified Deferred Compensation Plan, as amended and restated, effective January 1, 2012 (incorporated by reference to Exhibit 10.48 to the Company’s Form S-1 filed on November 13, 2023).
10.27†*	First Amendment to UL Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2012.
10.28†*	Second Amendment to UL Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2012.
10.29†*	UL Solutions U.S. Executive Deferred Compensation Plan, effective January 1, 2026.
10.30†
UL Solutions Inc. Executive Regular and Change in Control Severance Plan, as amended and restated, effective May 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2025).

10.31†	Employment Agreement, dated as of August 21, 2019, by and between UL Inc. and Jennifer F. Scanlon (incorporated by reference to Exhibit 10.50 to the Company’s Form S-1 filed on November 13, 2023).
10.32†	Offer Letter, dated as of April 4, 2017, by and between UL LLC and Ryan D. Robinson (incorporated by reference to Exhibit 10.51 to the Company’s Form S-1 filed on November 13, 2023).
10.33†	Offer Letter, dated as of June 27, 2012, by and between UL LLC and Weifang Zhou (incorporated by reference to Exhibit 10.52 to the Company’s Form S-1 filed on November 13, 2023).
10.34†	Amendment to Offer Letter, dated as of August 12, 2025, by and between UL LLC and Weifang Zhou (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2025).

10.35†
Amended and Restated Employment Contract, dated as of December 3, 2024, by and between UL International Demko A/S and Gitte Schjøtz (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 5, 2024).

10.36†
Amendment to Amended and Restated Employment Contract, dated as of August 12, 2025, by and between UL International Demko A/S and Gitte Schjøtz (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 14, 2025).

10.37†	Offer Letter, dated as of December 3, 2024, by and between UL Solutions Inc. and Alex Dadakis (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2024).
10.38†
Amendment to Offer Letter, dated as of August 12, 2025, by and between UL Solutions Inc. and Alex Dadakis (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 14, 2025).

10.39†	Offer Letter, dated as of November 19, 2019, by and between UL LLC and Lynn Hancock (incorporated by reference to Exhibit 10.58 to the Company’s Form S-1 filed on November 13, 2023).
10.40†	Offer Letter, dated as of May 4, 2020, by and between UL Inc. and Linda Chapin (incorporated by reference to Exhibit 10.59 to the Company’s Form S-1 filed on November 13, 2023).
10.41†	Offer Letter, dated as of June 29, 2022, by and between UL LLC and John Genovesi (incorporated by reference to Exhibit 10.60 to the Company’s Form S-1 filed on November 13, 2023).	.
10.42†
Employment contract, dated as of July 19, 2018, by and between UL International Italia S.r.l. and Alberto Uggetti (incorporated by reference to Exhibit 10.61 to the Company’s Form S-1 filed on November 13, 2023).

10.43†
Amendment to the terms and conditions of employment, dated as of July 7, 2023, by and between UL International Italia S.r.l. and Alberto Uggetti (incorporated by reference to Exhibit 10.62 to the Company’s Form S-1 filed on November 13, 2023).

10.44†
Amendment to the terms and conditions of employment, dated as of December 3, 2024, by and between UL International Italia S.r.l. and Alberto Uggetti (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 20, 2025).

10.45†	Offer Letter, dated as of March 6, 2025, by and between UL LLC and Scott D’Angelo (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2025).
10.46†
Form of Indemnification Agreement, by and between UL Solutions Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.59 to Amendment No. 2 to the Company’s Form S-1 filed on April 2, 2024).

10.47
Credit Agreement, dated as of October 28, 2025, by and among UL Solutions Inc., UL International (UK) Limited, Underwriters Laboratories Holdings B.V., UL GmbH and UL International-Singapore Private Limited, as borrowers, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2025).

10.48
Indenture, dated as of October 20, 2023, by and among UL Solutions Inc., UL LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed on November 13, 2023).

10.49
First Supplemental Indenture, dated as of October 20, 2023, by and among UL Solutions Inc., UL LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed on November 13, 2023).

10.50
Indenture, dated as of August 5, 2025, by and between UL Solutions Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form S-3ASR filed on August 5, 2025).

10.51	Form of 6.500% Senior Note due 2028 (included in Exhibit 10.49).
19.1*	UL Solutions Inc. Insider Trading Compliance Policy and Procedures.
21.1*	List of Subsidiaries of UL Solutions Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on the signature page of this Annual Report).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	UL Solutions Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 20, 2025).

101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 19th day of February, 2026 by the following persons on behalf of the registrant in the capacities indicated.

/s/ Jennifer F. Scanlon	/s/ Kevin J. Kennedy
Jennifer F. Scanlon	Kevin J. Kennedy
President, Chief Executive Officer and Director (Principal Executive Officer)	Director

/s/ Ryan D. Robinson	/s/ Vikram U. Kini
Ryan D. Robinson	Vikram U. Kini
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director

/s/ Karen K. Pepping	/s/ James M. Shannon
Karen K. Pepping	James M. Shannon
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Director and Chair of the Board

/s/ James P. Dollive	/s/ Sally Susman
James P. Dollive	Sally Susman
Director	Director

/s/ Marla C. Gottschalk	/s/ Michael H. Thaman
Marla C. Gottschalk	Michael H. Thaman
Director	Director

/s/ Friedrich Hecker	/s/ Elisabeth Tørstad
Friedrich Hecker	Elisabeth Tørstad
Director	Director

/s/ Charles W. Hooper	/s/ George A. Williams
Charles W. Hooper	George A. Williams
Director	Director