Form 10-Q
period 2026-03-31
UL Solutions Inc.
filed 2026-05-05
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The registrant had outstanding 77,808,115 shares of Class A common stock, par value $0.001 per share, and 123,755,000 shares of Class B common stock, par value $0.001 per share, as of April 24, 2026.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenue	$758	$705
Cost of revenue	377	365
Selling, general and administrative expenses	243	232
Restructuring	—	(1)
Operating income	138	109
Interest expense	(8)	(12)
Other expense, net	(1)	(3)
Income before income taxes	129	94
Income tax expense	32	23
Net income	97	71
Less: net income attributable to non-controlling interests	5	4
Net income attributable to stockholders of UL Solutions	$92	$67

Earnings per common share:
Basic	$0.46	$0.34
Diluted	$0.45	$0.33

Weighted average common shares outstanding:
Basic	201	200
Diluted	204	203
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$97	$71
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefit plans, net of tax	5	—
Foreign currency translation (loss) gain	(12)	17
Total other comprehensive (loss) income	(7)	17
Comprehensive income	90	88
Less: comprehensive income attributable to non-controlling interests	5	4
Comprehensive income attributable to stockholders of UL Solutions	$85	$84

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$258	$295
Accounts receivable, net of allowance of $12 and $12	497	422
Contract assets, net of allowance of $2 and $2	222	204
Other current assets	70	79
Total current assets	1,047	1,000
Property, plant and equipment, net of accumulated depreciation of $890 and $879	711	699
Goodwill	643	656
Intangible assets, net of accumulated amortization of $257 and $256	44	48
Operating lease right-of-use assets	173	179
Deferred income taxes	92	94
Capitalized software, net of accumulated amortization of $451 and $475	93	105
Other assets	152	140
Total Assets	$2,955	$2,921
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$168	$183
Accrued compensation and benefits	188	282
Operating lease liabilities - current	41	43
Contract liabilities	410	173
Other current liabilities	92	79
Total current liabilities	899	760
Long-term debt	357	491
Pension and postretirement benefit plans	125	134
Operating lease liabilities	141	149
Other liabilities	97	93
Total Liabilities	1,619	1,627
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 per share, 77,446,655 and 77,270,964 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.001 per share, 123,755,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	888	887
Retained earnings	533	470
Accumulated other comprehensive loss	(102)	(95)
Total stockholders’ equity before non-controlling interests	1,319	1,262
Non-controlling interests	17	32
Total Stockholders’ Equity	1,336	1,294
Total Liabilities and Stockholders’ Equity	$2,955	$2,921
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2025	$—	$887	$470	$(95)	$32	$1,294
Net income	—	—	92	—	5	97
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Stock-based compensation	—	1	—	—	—	1
Dividend to stockholders of UL Solutions ($0.145 per share)	—	—	(29)	—	—	(29)
Dividend to non-controlling interest	—	—	—	—	(20)	(20)
Balance at March 31, 2026	$—	$888	$533	$(102)	$17	$1,336

Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
Net income	—	—	67	—	4	71
Other comprehensive income, net of tax	—	—	—	17	—	17
Stock-based compensation	—	8	—	—	—	8
Dividend to stockholders of UL Solutions ($0.13 per share)	—	—	(26)	—	—	(26)
Dividend to non-controlling interest	—	—	—	—	(17)	(17)
Balance at March 31, 2025	$—	$829	$291	$(150)	$14	$984
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities
Net income	$97	$71
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	47	45
Stock-based compensation	12	8
Losses on foreign exchange transactions	1	3
Deferred income taxes	—	1
Other, net	4	6
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(87)	(81)
Contract and other assets	(16)	(25)
Accounts payable	(2)	(23)
Accrued expenses	(93)	(89)
Pension and postretirement benefit plans	(1)	(3)
Contract and other liabilities	257	241
Net cash flows provided by operating activities	219	154
Investing activities
Capital expenditures	(69)	(51)
Sales of investments	8	—
Other investing activities, net	—	1
Net cash flows used in investing activities	(61)	(50)
Financing activities
Proceeds from long-term debt	187	62
Repayments of long-term debt	(321)	(152)
Dividends to stockholders of UL Solutions	(29)	(26)
Dividends to non-controlling interest	(20)	(17)
Employee taxes paid on settlement of stock-based compensation	(9)	—
Other financing activities, net	(2)	(2)
Net cash flows used in financing activities	(194)	(135)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(37)	(31)
Cash and cash equivalents
Beginning of period	295	298
End of period	$258	$267

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3	$7
Cash paid during the period for income taxes	19	16

Noncash investing and financing activities
Capital expenditures funded by liabilities	$41	$26

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Description of Business
UL Solutions Inc. (together with its consolidated subsidiaries, “UL Solutions” and the “Company”, unless the context otherwise requires) is a global safety science leader that provides independent third-party testing, inspection and certification services, advisory offerings and software solutions. Underwriters Laboratories Inc. (“UL Research Institutes”) is the sole member of ULSE Inc. (“UL Standards & Engagement”), which controls the majority of the voting power of the Company’s common stock.
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The changes primarily related to the Company’s Advisory business, which was previously included within the Software and Advisory segment and is now included within the Industrial segment. As a result of the reorganization, the Software and Advisory segment was renamed “Risk & Compliance Software” and costs related to the Company’s corporate functions were reallocated across its segments. The prior period amounts within Note 8, “Goodwill” and Note 18, “Segment Information”, have been recast to reflect the Company’s segment reorganization. This reorganization had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Basis of Presentation
The condensed consolidated financial statements are unaudited and have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of the Company’s results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. The Company has reclassified certain amounts in prior period financial statements to conform to the current period’s presentation.
Recently Issued Accounting Standards – Not Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on either a prospective or retrospective basis, with early adoption permitted. The Company expects to adopt the new annual disclosures as required for the year ending December 31, 2027 and the interim disclosures as required beginning with the first quarter of 2028. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.
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
In November 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments are intended to improve GAAP by establishing authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 are effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, on either a modified prospective, modified retrospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net income attributable to stockholders of UL Solutions	$92	$67
Basic weighted average common shares outstanding	201	200
Effect of dilutive securities	3	3
Diluted weighted average common shares outstanding	204	203

Basic earnings per share attributable to stockholders of UL Solutions	$0.46	$0.34
Diluted earnings per share attributable to stockholders of UL Solutions	$0.45	$0.33
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended March 31,
(in millions)	2026	2025
Certification Testing	$211	$189
Ongoing Certification Services	265	245
Non-certification Testing and Other Services	209	203
Software	73	68
Total	$758	$705
Contract Balances
The revenue recognized during the three months ended March 31, 2026, that was included in contract liabilities at December 31, 2025, amounted to $43 million. The revenue recognized during the three months ended March 31, 2025, that was included in contract liabilities at December 31, 2024, amounted to $36 million.
Remaining Performance Obligations
At March 31, 2026, the Company estimates that $186 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 67% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year agreements, which are typically recognized as the performance obligation is satisfied.
4. Divestiture
In February 2026, the Company signed a definitive agreement to sell its Employee Health and Safety software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm. The preliminary purchase price is approximately $202 million in cash consideration, subject to customary post-closing adjustments. In connection with the board approval of the sale, the Company reclassified all assets and liabilities of the business as held for sale. The divestiture does not qualify as discontinued operations and therefore, its results are included within continuing operations for all periods presented. As of March 31, 2026, assets and liabilities classified as held for sale included $7 million recorded within other current assets, $16 million recorded within other assets, and $16 million recorded within other current liabilities.

The following table summarizes components of assets and liabilities held for sale:

(in millions)
Accounts receivable, net of allowance	$4
Contract and other current assets	3
Goodwill	8
Capitalized software, net of accumulated amortization	8
Total assets	23
Contract and other current liabilities	16
Net assets of disposal group	$7
The transaction closed on April 1, 2026, subsequent to the balance sheet date.
5. Other Expense, net
The components of other expense, net are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Foreign exchange losses	$(1)	$(3)
Interest income	1	1
Non-operating pension and postretirement benefit expense	(1)	(1)
Total	$(1)	$(3)
6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	$57	$57	$191	$191
Senior notes	300	314	300	317
Other	3	3	3	3
Total	$360	$374	$494	$511
The fair value of the Company’s revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $33 million as of March 31, 2026 and December 31, 2025.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $160 million and $219 million and liabilities of $83 million and $94 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.

8. Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

(in millions)	Industrial	Consumer	Risk & Compliance Software	Total
Balance at December 31, 2025(a)(b)	$377	$234	$45	$656
Reclassification to assets held for sale	—	—	(8)	(8)
Effect of changes in foreign exchange rates	(3)	(2)	—	(5)
Balance at March 31, 2026(a)	$374	$232	$37	$643
__________
(a)Net of accumulated impairment losses of $137 million as of March 31, 2026 and December 31, 2025.
(b)Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The amounts presented for the year ended December 31, 2025 have been recast to reflect the Company’s segment reorganization. Refer to Note 1, “Significant Accounting Policies” for further information.
9. Intangible Assets
The following table summarizes intangible assets:

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$265	$(226)	$39	$268	$(226)	$42
Intellectual property and patents	16	(15)	1	16	(14)	2
Trademarks	20	(16)	4	20	(16)	4
Total	$301	$(257)	$44	$304	$(256)	$48
Intangible asset amortization expenses for the three months ended March 31, 2026 and March 31, 2025, reported within selling, general and administrative expenses within the Condensed Consolidated Statements of Operations, were $4 million and $3 million, respectively.
10. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest cost	$4	$4
Expected return on plan assets	(4)	(3)
Amortization of net actuarial loss	—	1
Settlement losses	1	—
Net periodic benefit cost	$1	$2
The Company’s expenses related to various defined contribution plans were $12 million for each of the three month periods ended March 31, 2026 and 2025.
11. Income Taxes
The effective tax rate for the three months ended March 31, 2026 was 24.8%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects.

The effective tax rate for the three months ended March 31, 2025 was 24.5%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on compensation deductions of certain executive officers.
On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) released administrative guidance on Pillar Two (a framework of rules which impose a 15% corporate minimum tax and were enacted by several countries in which the Company operates prior to 2026). The administrative guidance mainly introduces a “side‑by‑side” arrangement that provides safe-harbors against certain aspects of the Pillar Two rules for multinational companies headquartered in countries having an eligible minimum tax system – most notably that of the U.S. Following formal global adoption by OECD member countries, the administrative guidance is effective for fiscal years beginning on or after January 1, 2026, and the Company does not currently expect it to have a material impact on its consolidated financial statements. The Company continues to monitor developments related to the OECD Pillar Two global minimum tax framework, including this new arrangement.
12. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	March 31, 2026	December 31, 2025
Revolving credit facility	USD	October 2030	$57	$191
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	3	3
Total debt			360	494
Less: unamortized debt issuance costs			(3)	(3)
Long-term debt			$357	$491
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among UL Solutions Inc. and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”). The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. As of March 31, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility. The interest rate on the revolving credit facility was 4.74% as of March 31, 2026 and 4.78% as of December 31, 2025.
Senior Notes
The Company has outstanding $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.

13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2025, net of tax	$(42)	$(53)	$(95)
Amounts before reclassifications	(12)	5	(7)
Amounts reclassified out	—	1	1
Total other comprehensive (loss) income, before tax	(12)	6	(6)
Tax effect	—	(1)	(1)
Total other comprehensive (loss) income, net of tax	(12)	5	(7)
Balance at March 31, 2026, net of tax	$(54)	$(48)	$(102)

(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)
Amounts before reclassifications	17	—	17
Total other comprehensive income, net of tax	17	—	17
Balance at March 31, 2025, net of tax	$(71)	$(79)	$(150)

14. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of revenue	$1	$1
Selling, general and administrative expenses	11	8
Stock-based compensation expense	12	9
Income tax benefit	(2)	(1)
Stock-based compensation expense, net	$10	$8

Stock-based compensation expense by type of award
Restricted stock units	$5	$3
Performance share units	4	3
Stock options	1	1
Employee stock purchase plan	2	1
Cash-settled awards	—	1
Stock-based compensation expense	$12	$9
15. Restructuring
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). Inclusive of the charges recorded through the first quarter of 2026, the Company expects to incur pre-tax charges associated with the Restructuring Plan of approximately $40 million in the aggregate, consisting of approximately $32 million in cash charges relating to employee separation expenses and approximately $8 million in other cash charges, primarily relating to facility exits.
The Company has incurred total costs to date of $31 million related to employee separation expenses, $5 million related to facility exits and $1 million related to professional services in connection with the Restructuring Plan. The Company has incurred total costs to date of $27 million in Consumer, $8 million in Industrial, and $2 million in Risk & Compliance Software related to the Restructuring Plan. The Company anticipates the Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges expected to be incurred throughout the remainder of the plan.
Charges related to the Restructuring Plan, as well as other qualifying restructuring expenses, are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Employee separation expense adjustments	$(2)	$(1)
Facility exits	1	—
Professional services	1	—
Total	$—	$(1)
The following table summarizes the changes in the Company’s accrued restructuring balance:

(in millions)	Employee separation expenses	Professional services	Total
Liability balance as of December 31, 2025	$30	$—	$30
Restructuring	(2)	1	(1)
Cash payments	(7)	—	(7)
Foreign exchange rate adjustment	(1)	—	(1)
Liability balance as of March 31, 2026	$20	$1	$21
The Company had a short-term liability for its restructuring activities of $19 million and $25 million as of March 31, 2026 and December 31, 2025, respectively, which is recorded within other current liabilities on the Condensed Consolidated Balance Sheets. The Company had a long-term liability for its restructuring activities of $2 million and $5 million as of March 31, 2026, and December 31, 2025, respectively, which is recorded within other liabilities on the Condensed Consolidated Balance Sheets.
16. Commitments and Contingencies
On February 11, 2026, a putative class action complaint was filed against UL LLC, UL Solutions Inc., UL Standards and Engagement and UL Research Institutes (collectively, the “Defendants”) in the United States District Court for the Northern District of Illinois captioned John Martucci, on behalf of himself and the Putative Class v. Underwriters Laboratories Inc., et al., Case No. 1:26-cv-01561. The complaint alleges, among other things, that certain combination-listed single databus burglar and fire alarm system control units (the “Alarm Systems”) tested by the Defendants have defects that the Defendants concealed from and/or failed to disclose to consumers and that the Defendants listed the Alarm Systems as compliant with UL and National Fire Protection Association 72 standards when they were not compliant with such standards. The complaint seeks an order certifying a nationwide class and a New Jersey subclass; compensatory, actual, treble, statutory, punitive, and/or other damages; equitable relief, including restitution and disgorgement of profits; injunctive relief; declaratory relief; and pre and post judgment interest, attorneys’ fees and costs. The Company currently believes the claims are without merit and intends to vigorously defend against this action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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
17. Related Party Transactions
In each of the three month periods ended March 31, 2026 and March 31, 2025, the Company incurred expenses of $5 million to access the library of standards owned and maintained by UL Standards & Engagement.
In each of the three month periods ended March 31, 2026 and March 31, 2025, the Company declared and paid regular cash dividends to stockholders of $18 million to UL Standards & Engagement.
18. Segment Information
The following table provides revenue, significant segment expenses and operating income, by segment for the three months ended March 31, 2026 and 2025:

	Industrial		Consumer		Risk & Compliance Software		Total
(in millions)	2026	2025(a)	2026	2025(a)	2026	2025(a)	2026	2025(a)
Revenue	$375	$340	$318	$304	$65	$61	$758	$705
Employee compensation	176	165	178	181	41	42	395	388
Services and materials	81	76	90	83	7	5	178	164
Depreciation and amortization	16	16	21	19	10	10	47	45
Restructuring	1	—	(1)	(1)	—	—	—	(1)
Operating income	$101	$83	$30	$22	$7	$4	$138	$109
__________
(a)Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The amounts presented for the three months ended March 31, 2025 have been recast to reflect the Company’s segment reorganization. Refer to Note 1, “Significant Accounting Policies” for further information.

Capital expenditures of the Company’s segments were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025(a)
Industrial	$11	$11
Consumer	19	12
Risk & Compliance Software	10	7
Total segments	40	30
Corporate	29	21
Total	$69	$51
__________
(a)Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The amounts presented for the three months ended March 31, 2025 have been recast to reflect the Company’s segment reorganization. Refer to Note 1, “Significant Accounting Policies” for further information.
19. Subsequent Events
Acquisition of Electrical and Electronics Testing LUX Holding SARL
In April 2026, Underwriters Laboratories Holdings B.V. (“ULH”), a wholly owned subsidiary of the Company, and the Company as guarantor, entered into a sale and purchase agreement for the entire issued share capital of Electrical and Electronics Testing LUX Holding SARL, a private limited liability company, and certain of its subsidiaries and related companies. The transaction includes a “locked box” structure, subject to customary leakage prohibitions (with customary permitted leakage). The purchase price will be comprised of an enterprise value of €575 million, subject to certain customary adjustments, and additional consideration of €41 thousand per day from September 1, 2025, through the closing date of the transaction. The sale and purchase agreement provides that, in the event of termination as a result of ULH’s failure to submit certain required regulatory filings within the prescribed deadlines, or certain conditions not being satisfied by October 13, 2027, ULH will pay a break fee of €34.5 million. The break fee is not payable to the extent termination of the sale and purchase agreement results from certain specified breaches by the seller. The Company expects to fund the transaction with cash on hand, including proceeds from its portfolio management activities, and available capacity under its revolving credit facility. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.
Sale of DQS Holding GmbH
In April 2026, the Company entered into a definitive agreement with Montagu, a private equity firm, and certain other parties to sell its approximately 28% shareholding of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. The Company expects to receive approximately €105 million in cash consideration, subject to customary post-closing adjustments, a portion of which will be held in escrow to cover certain indemnification obligations under the share purchase and transfer agreement. The Company accounts for DQS using the equity method and DQS financial results are not consolidated within the Company’s financial statements. The sale is expected to be completed in the second half of 2026, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s results of operations, financial condition and liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of March 31, 2026 and for the three month periods ended March 31, 2026 and 2025, which are included in this Quarterly Report, as well as the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
References to “UL Solutions” and the “Company” refer to UL Solutions Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.
Overview
UL Solutions is a global safety science leader that provides independent third-party testing, inspection and certification (“TIC”) services, advisory offerings and software solutions.
UL Solutions reports its financial results through three segments: Industrial, Consumer and Risk & Compliance Software (“R&C Software”).
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The changes primarily relate to the Company’s Advisory business, which was previously included within the Software and Advisory segment and is now included within the Industrial segment. As a result of the reorganization, the Software and Advisory segment was renamed “Risk & Compliance Software” and costs related to the Company’s corporate functions were reallocated across its segments. This reorganization had no impact on the Company’s consolidated financial position, results of operations or cash flows. The amounts presented for the three months ended March 31, 2025 have been recast to reflect the Company’s segment reorganization.
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
Recent Developments
Divestiture of Employee Health and Safety Software Business
In April 2026, the Company completed the divestiture of its Employee Health and Safety software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm. The preliminary purchase price is approximately $202 million in cash consideration, subject to customary post-closing adjustments. The Company expects the divestiture will result in a pre-tax gain on sale of approximately $191 million, which will be recorded as non-operating income in the second quarter of 2026.
Acquisition of Electrical and Electronics Testing LUX Holding SARL
In April 2026, Underwriters Laboratories Holdings B.V. (“ULH”), a wholly owned subsidiary of the Company, and the Company as guarantor, entered into a sale and purchase agreement for the entire issued share capital of Electrical and Electronics Testing LUX Holding SARL, a private limited liability company, and certain of its subsidiaries and related companies (the “E&E Transaction”). The E&E Transaction includes a “locked box” structure, subject to customary leakage prohibitions (with customary permitted leakage). The purchase price will be comprised of an enterprise value of €575 million, subject to certain customary adjustments, and additional consideration of €41 thousand per day from September 1,

2025, through the closing date of the transaction. The sale and purchase agreement provides that, in the event of termination as a result of ULH’s failure to submit certain required regulatory filings within the prescribed deadlines, or certain conditions not being satisfied by October 13, 2027, ULH will pay a break fee of €34.5 million. The break fee is not payable to the extent termination of the sale and purchase agreement results from certain specified breaches by the seller. The Company expects to fund the transaction with cash on hand, including proceeds from its portfolio management activities, and available capacity under its revolving credit facility. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.
Sale of DQS Holding GmbH
In April 2026, the Company entered into a definitive agreement with Montagu, a private equity firm, and certain other parties to sell its approximately 28% shareholding of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. The Company expects to receive approximately €105 million in cash consideration, subject to customary post-closing adjustments, a portion of which will be held in escrow to cover certain indemnification obligations under the share purchase and transfer agreement. The Company accounts for DQS using the equity method and DQS financial results are not consolidated within the Company’s financial statements. The sale is expected to result in a pre-tax gain of approximately $100 million, which will be recorded as non-operating income upon closing of the transaction, which is expected to be completed in the second half of 2026, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.
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
Restructuring
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). Costs incurred in connection with the Company’s restructuring actions, including the Restructuring Plan, consist of employee-separation costs, facility exit costs, as well as professional services. Refer to Item 1, “Notes to the Condensed Consolidated Financial Statements”, Note 15, “Restructuring” for further details.
Operating Income
Operating income is calculated as revenue less cost of revenue, selling, general and administrative expenses and restructuring. Operating income margin is calculated as operating income as a percentage of revenue.
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

Income Before Income Taxes
Income before income taxes is calculated as revenue less cost of revenue, selling, general and administrative expenses, restructuring, interest expense and other expense, net.
Income Tax Expense
Income tax expense consists of current and deferred federal and state taxes for the Company’s U.S. and foreign jurisdictions.
Net Income
Net income is calculated as revenue less cost of revenue, selling, general and administrative expenses, restructuring, interest expense, other expense, net and income tax expense. Net income margin is calculated as net income as a percentage of revenue.
Results of Operations
The following tables set forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,				Change
(in millions)	2026	% Revenue	2025	% Revenue
Revenue	$758	N/A	$705	N/A	$53
Cost of revenue	377	49.7%	365	51.8%	12
Selling, general and administrative expenses	243	32.1%	232	32.9%	11
Restructuring	—	—%	(1)	(0.1)%	1
Operating income	138	18.2%	109	15.5%	29
Interest expense	(8)	(1.1)%	(12)	(1.7)%	4
Other expense, net	(1)	(0.1)%	(3)	(0.4)%	2
Income before income taxes	129	17.0%	94	13.3%	35
Income tax expense	32	4.2%	23	3.3%	9
Net income	$97	12.8%	$71	10.1%	26
Revenue

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Industrial	$375	$340	$35	10.3%
Consumer	318	304	14	4.6%
Risk & Compliance Software	65	61	4	6.6%
Total	$758	$705	$53	7.5%
Revenue increased by $53 million, or 7.5%, for the three months ended March 31, 2026, as compared to the same period in 2025. Revenue increased on an organic basis by $40 million, or 5.7%, due to organic growth across all segments in the first quarter of 2026, driven by the Industrial and Consumer segments in Ongoing Certification Services and Certification Testing revenue. FX increased revenue by $13 million, or 1.8%, primarily due to the relative strength of the euro and Chinese renminbi.

	Three Months Ended March 31, 2026
(in millions)	Organic	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$28	$7	$35	8.2%	10.3%
Consumer	9	5	14	3.0%	4.6%
Risk & Compliance Software	3	1	4	4.9%	6.6%
Total	$40	$13	$53	5.7%	7.5%
Cost of Revenue
Cost of revenue increased by $12 million, or 3.3%, for the three months ended March 31, 2026, as compared to the same period in 2025. FX increased cost of revenue by $10 million, primarily due to the relative strength of the euro and Chinese renminbi. On an organic basis, the increase was partially offset by a $4 million decrease in employee compensation expenses, in part related to headcount reductions from the Restructuring Plan.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11 million, or 4.7%, for the three months ended March 31, 2026, as compared to the same period in 2025. Acquisitions / Divestitures increased selling, general and administrative expenses by $7 million, primarily in connection with the contemplated E&E Transaction. FX increased selling, general and administrative expenses by $5 million, primarily due to the relative strength of the euro.
Restructuring
The Company did not incur material restructuring charges during either period presented. The Company anticipates the previously announced Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges of approximately $3 million expected to be incurred throughout the remainder of the plan.
Interest Expense
Interest expense decreased by $4 million for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease is primarily due to lower balances in the current period on the Company’s credit facilities. For additional information, refer to “—Liquidity and Capital Resources.”
Other Expense, net
Other expense, net decreased by $2 million due to lower net foreign exchange losses related to the strengthening of certain foreign currencies against the U.S. dollar.
Income Tax Expense
The effective tax rate for the three months ended March 31, 2026 was 24.8%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects.
The effective tax rate for the three months ended March 31, 2025 was 24.5%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on compensation deductions of certain executive officers.
On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) released administrative guidance on Pillar Two (a framework of rules which impose a 15% corporate minimum tax and were enacted by several countries in which the Company operates prior to 2026). The administrative guidance mainly introduces a “side‑by‑side” arrangement that provides safe-harbors against certain aspects of the Pillar Two rules for multinational companies headquartered in countries having an eligible minimum tax system – most notably that of the U.S. Following formal global adoption by OECD member countries, the administrative guidance is effective for fiscal years beginning on or after January 1, 2026, and the Company does not currently expect it to have a material impact on its consolidated financial statements. The

Company continues to monitor developments related to the OECD Pillar Two global minimum tax framework, including this new arrangement.
Industrial
The Industrial segment provides TIC and advisory services to help ensure customers’ industrial products meet or exceed international standards for product safety, performance and sustainability. The Industrial segment provides services that address needs across a number of end markets, including energy, industrial automation, engineered materials (plastics and wire and cable) and built environment, and across a variety of stakeholders, including manufacturers, building and asset owners, end users and regulators.
The following tables summarize the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Revenue	$375	$340	$35	10.3%
Employee compensation	176	165	11	6.7%
Services and materials	81	76	5	6.6%
Depreciation and amortization	16	16	—	—%
Restructuring	1	—	1	—%
Segment operating income	$101	$83	$18	21.7%

Segment operating income margin	26.9%	24.4%

	Three Months Ended March 31, 2026
(in millions)	Organic	FX	Total
Revenue change	$28	$7	$35
Segment operating income change	$18	$—	$18
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenue
Revenue increased by $35 million, or 10.3%, for the three months ended March 31, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $28 million, or 8.2%, due to growth in Ongoing Certification Services revenue of $12 million across most industries, driven by continued demand for energy and automation and materials. Certification Testing revenue also increased $11 million across most industries due to continued demand. FX increased revenue by $7 million, or 2.1%, primarily due to the relative strength of the euro and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $18 million, or 21.7%, for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the $28 million increase in organic revenue noted above. This was partially offset by a $10 million organic increase in expenses, primarily due to higher employee compensation of $6 million related to base salary increases.
Consumer
The Consumer segment provides a variety of global product market acceptance and risk mitigation services for customers in the consumer products end market, including consumer electronics, medical devices, information technologies, appliances, HVAC, lighting, retail (softlines and hardlines) and emerging consumer applications. The primary services offered by this segment include safety certification testing, ongoing certification, global market access, testing for connectivity, performance and quality and critical systems advisory and training.

The following tables summarize the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Revenue	$318	$304	$14	4.6%
Employee compensation	178	181	(3)	(1.7)%
Services and materials	90	83	7	8.4%
Depreciation and amortization	21	19	2	10.5%
Restructuring	(1)	(1)	—	—%
Segment operating income	$30	$22	$8	36.4%

Segment operating income margin	9.4%	7.2%

	Three Months Ended March 31, 2026
(in millions)	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$9	$—	$5	$14
Segment operating income change	$16	$(6)	$(2)	$8
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenue
Revenue increased by $14 million, or 4.6%, for the three months ended March 31, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $9 million, or 3.0%, primarily due to growth in Certification Testing revenue of $5 million across most industries, driven primarily by continued demand for consumer technology. Ongoing Certification Services revenue increased $4 million across most industries due to continued demand for appliances and HVAC.
Segment Operating Income
Segment operating income increased by $8 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the $9 million increase in organic revenue noted above. Additionally, organic expenses decreased $7 million, primarily due to lower employee compensation of $8 million, in part related to headcount reductions from the Restructuring Plan. This was partially offset by a $6 million increase in Acquisition / Divestiture expenses, primarily in connection with the contemplated E&E Transaction.
Risk & Compliance Software
The R&C Software segment provides complementary software solutions that extend the value proposition of TIC services the Company offers. The software, data, and insight offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following tables summarize the change in R&C Software’s revenue and operating income for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Revenue	$65	$61	$4	6.6%
Employee compensation	41	42	(1)	(2.4)%
Services and materials	7	5	2	40.0%
Depreciation and amortization	10	10	—	—%
Segment operating income	$7	$4	$3	75.0%

Segment operating income margin	10.8%	6.6%

	Three Months Ended March 31, 2026
(in millions)	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$3	$—	$1	$4
Segment operating income change	$4	$(1)	$—	$3
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenue
Revenue increased by $4 million, or 6.6%, for the three months ended March 31, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $3 million, or 4.9% driven by demand for software subscriptions, primarily for providing supply chain insights to the retail industry.
Segment Operating Income
Segment operating income increased by $3 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the $3 million increase in organic revenue noted above.
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

The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2026	2025
Net income	$97	$71
Net income margin	12.8%	10.1%
Adjusted EBITDA	$197	$161
Adjusted EBITDA margin	26.0%	22.8%
Adjusted Net Income	$107	$80
Adjusted Net Income margin	14.1%	11.3%

Diluted Earnings per Share	$0.45	$0.33
Adjusted Diluted Earnings Per Share	$0.50	$0.37

Net Cash provided by Operating Activities	$219	$154
Net cash provided by operating activities margin	28.9%	21.8%
Free Cash Flow	$150	$103
Free Cash Flow margin	19.8%	14.6%
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
The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2026	2025
Net income	$97	$71
Depreciation and amortization expense	47	45
Interest expense	8	12
Other expense, net	1	3
Income tax expense	32	23
Stock-based compensation	12	8
Restructuring	—	(1)
Adjusted EBITDA	$197	$161
Revenue	$758	$705
Net income margin	12.8%	10.1%
Adjusted EBITDA margin	26.0%	22.8%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2026	2025
Industrial
Segment operating income	$101	$83
Depreciation and amortization expense	16	16
Stock-based compensation	5	3
Restructuring	1	—
Adjusted EBITDA	$123	$102
Revenue	$375	$340
Operating income margin	26.9%	24.4%
Adjusted EBITDA margin	32.8%	30.0%

Consumer
Segment operating income	$30	$22
Depreciation and amortization expense	21	19
Stock-based compensation	5	4
Restructuring	(1)	(1)
Adjusted EBITDA	$55	$44
Revenue	$318	$304
Operating income margin	9.4%	7.2%
Adjusted EBITDA margin	17.3%	14.5%

Risk & Compliance Software
Segment operating income	$7	$4
Depreciation and amortization expense	10	10
Stock-based compensation	2	1
Adjusted EBITDA	$19	$15
Revenue	$65	$61
Operating income margin	10.8%	6.6%
Adjusted EBITDA margin	29.2%	24.6%

Adjusted EBITDA	$197	$161

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

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended March 31,
(in millions, unless otherwise stated)	2026	2025
Net income	$97	$71
Other expense, net	1	3
Stock-based compensation	12	8
Restructuring	—	(1)
Tax effect of adjustments(a)	(3)	(1)
Adjusted Net Income	$107	$80
Revenue	$758	$705
Net income margin	12.8%	10.1%
Adjusted Net Income margin	14.1%	11.3%
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
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended March 31,
	2026	2025
Diluted earnings per share	$0.45	$0.33
Other expense, net	0.01	0.02
Stock-based compensation	0.06	0.04
Restructuring	—	(0.01)
Tax effect of adjustments(a)	(0.02)	(0.01)
Adjusted Diluted Earnings Per Share	$0.50	$0.37
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

The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$219	$154
Capital expenditures	(69)	(51)
Free Cash Flow	$150	$103
Revenue	$758	$705
Net cash provided by operating activities margin	28.9%	21.8%
Free Cash Flow margin	19.8%	14.6%
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
As of March 31, 2026, the Company had $258 million in cash and cash equivalents and $937 million of unused availability under the 2025 Credit Facility and access to an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$219	$154
Net cash used in investing activities	$(61)	$(50)
Net cash used in financing activities	$(194)	$(135)
Cash flows from operating activities
Net cash provided by operating activities was $219 million for the three months ended March 31, 2026, an increase of $65 million compared to net cash provided by operating activities of $154 million for the same period in 2025. The increase was primarily driven by higher net income after non-cash adjustments due to business performance, timing of payments made to suppliers and higher contract liabilities as a result of increased payments from customers.
Cash flows from investing activities
Net cash used in investing activities was $61 million for the three months ended March 31, 2026, an increase of $11 million compared to net cash used in investing activities of $50 million for the same period in 2025. The increase in cash used in investing activities was primarily driven by an $18 million increase in capital expenditures, partially offset by $8 million in sales of investments compared to the same period in 2025.
Cash flows from financing activities
Net cash used in financing activities was $194 million for the three months ended March 31, 2026, an increase of $59 million compared to net cash used in financing activities of $135 million for the same period in 2025. The increase in cash used in financing activities was primarily driven by a $44 million increase in repayments net of proceeds on the Company’s credit facilities and a $9 million increase in employee taxes paid on settlement of stock-based compensation compared to the same period in 2025.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures increased $18 million, to $69 million for the three months ended March 31, 2026, compared to $51 million for the same period in 2025.
Long-Term Debt
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among UL Solutions Inc. and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”). The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. As of March 31, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility.
Senior Notes
The Company has outstanding $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
Dividends
The Company increased the regular quarterly dividend to 14.5 cents per share beginning in the first quarter of 2026, an increase from the previous 13 cents per share. The Company will periodically assess the size of the regular quarterly dividend based on the Company’s dividend policy and certain factors described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividends” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company cannot give any assurance that the Company will continue to declare dividends in any particular amounts, or at all, in the future.
In the three months ended March 31, 2026 and 2025, the Company paid dividends to stockholders of $29 million and $26 million, respectively.
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

Refer to the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for information about the Company’s noncancelable purchase obligations.
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
There have been no material changes to the Company’s critical accounting policies and estimates as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the Company’s expected growth, future capital expenditures and the Restructuring Plan, including the Company’s estimates of the charges and expenditures in connection therewith and the timing thereof and the Company’s estimates of the benefits of such Restructuring Plan, and statements regarding the Company’s acquisitions, divestitures and other strategic transactions, including expected timing, closing, proceeds, financing, synergies and financial impact, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “likely,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continues” and variations of these terms and similar expressions, or the negative of these terms or similar expressions (although not all forward-looking statements may contain such words). The Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the relationship between the United States and China and between the Company and CCIC, as well as changes in U.S.. and Chinese regulations affecting the Company’s business operations in China;
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
•the significant influence that UL Standards & Engagement has over the Company, including pursuant to its rights under the Company’s amended and restated certificate of incorporation and the Stockholder Agreement, dated as of April 2, 2024, by and between the Company and UL Standards & Engagement;
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
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the E&E Transaction and the payment of a break fee; the possibility that one or more closing conditions to the E&E Transaction, including the receipt of certain regulatory approvals, may not be satisfied or waived, in a timely manner or at all, including the risk that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the E&E Transaction, or may require conditions, limitations, or restrictions in connection with such approvals; the risk that the E&E Transaction may not be completed within the expected timeframe, or at all; unexpected costs, charges or expenses resulting from the E&E Transaction; uncertainty regarding the expected financial performance following completion of the E&E Transaction; the Company’s ability to achieve its short-term and long-term operating targets following completion of the E&E Transaction; the effects that the announcement or pendency of the E&E Transaction may have on the Company; the acquired business’ and the Company’s respective businesses and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom the acquired business or the Company do business; the effects that termination of the E&E Transaction may have on the Company or its business; failure to successfully complete the E&E Transaction; legal proceedings that may be instituted related to the E&E Transaction; the Company’s ability or failure to successfully integrate the acquired business with existing operations; and the Company’s ability to realize anticipated synergies or obtain the results anticipated;
•the other factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the Company’s subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Many of the important factors that will determine these results are beyond the Company’s ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company, or others acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements above.
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
The Company also has outstanding $300 million in aggregate principal amount of 6.500% senior notes due 2028. The notes carry a fixed interest rate (coupon rate) and as such, are not exposed to interest rate fluctuations risk until their expected maturity in 2028.

During the first three months of 2026, the variable interest rates applicable to both benchmark rate loans and base rate loans under the 2025 Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The fluctuations in interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the 2025 Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rate for the 2025 Credit Facility as of March 31, 2026 was 4.74%, which was a floating rate based on the Term SOFR plus a margin. A hypothetical 100 basis point change in interest rates affecting the 2025 Credit Facility would not result in a material change to interest expense, based on outstanding borrowings at March 31, 2026. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the euro, the Japanese yen, the Chinese renminbi, the New Taiwan dollar, the Korean won and the British pound sterling. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the three months ended March 31, 2026, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars.
The Company’s results of operations are exposed to foreign currency exchange rate risk related to intercompany loan and operating balances between subsidiaries that are denominated in currencies other than the U.S. dollar, primarily the euro and the Korean won. A transaction made in a currency that differs from the local entity’s functional currency is first remeasured at the entity’s functional currency. Subsequent foreign currency exchange rate changes result in foreign currency gains (losses) that are recognized in net income. If the transaction is already denominated in the entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by GAAP for such intercompany loan and operating balances will give rise to foreign exchange gains (losses), which could materially impact the Company’s results of operations.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance such that the information required to be disclosed in the Company’s reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is, in the ordinary course of business, party to certain claims, litigation, audits and investigations. Discussion of these and other legal matters is incorporated by reference from Part I, Item 1, Note 16, “Commitments and Contingencies,” of this Quarterly Report and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. Risk Factors
See the section titled “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 5. Other Information
On March 6, 2026, Karen K. Pepping, Senior Vice President and Chief Accounting Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “Pepping 10b5-1 Plan”) for the potential sale of up to 5,529 shares of UL Solutions Inc. Class A common stock, including shares resulting from the vesting and settlement of certain restricted stock units and performance share units. The Pepping 10b5-1 Plan is scheduled to commence on June 9, 2026 and to terminate on the earlier of (i) the date all the shares under the Pepping 10b5-1 Plan are sold and (ii) March 18, 2027, in each case, subject to the terms and conditions contained therein. The Pepping 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policies and procedures and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On March 3, 2026, Gitte Schjøtz, Executive Vice President and Chief Business Operations and Innovation Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “Schjøtz 10b5-1 Plan”) for the potential sale of up to 21,880 shares of UL Solutions Inc. Class A common stock, including shares resulting from the exercise of certain stock-settled stock appreciation rights. The Schjøtz 10b5-1 Plan is scheduled to commence on June 2, 2026 and to terminate on the earlier of (i) the date all the shares under the Schjøtz 10b5-1 Plan are sold and (ii) February 26, 2027, in each case, subject to the terms and conditions contained therein. The Schjøtz 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policies and procedures and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On February 26, 2026, Alberto Uggetti, Executive Vice President and Chief Commercial Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “Uggetti 10b5-1 Plan”) for the potential sale of up to 3,844 shares of UL Solutions Inc. Class A common stock, including shares resulting from the vesting and settlement of certain restricted stock units. The Uggetti 10b5-1 Plan is scheduled to commence on May 28, 2026 and to terminate on the earlier of (i) the date all the shares under the Uggetti 10b5-1 Plan are sold and (ii) February 26, 2027, in each case, subject to the terms and conditions contained therein. The Uggetti 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policies and procedures and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
During the quarter ended March 31, 2026, no other directors or officers of the Company informed the Company of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
10.1†
UL Solutions U.S. Executive Deferred Compensation Plan, effective January 1, 2026 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026).

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
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Date: May 5, 2026
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)