Form 10-Q
period 2026-06-30
UL Solutions Inc.
filed 2026-08-04
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The registrant had outstanding 78,143,173 shares of Class A common stock, par value $0.001 per share, and 123,755,000 shares of Class B common stock, par value $0.001 per share, as of July 24, 2026.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$816	$776	$1,574	$1,481
Cost of revenue	399	394	776	759
Selling, general and administrative expenses	267	244	510	476
Restructuring	—	(1)	—	(2)
Operating income	150	139	288	248
Interest expense	(5)	(10)	(13)	(22)
Gain on divestiture	191	—	191	—
Other income (expense), net	2	(4)	2	(7)
Income before income taxes	338	125	468	219
Income tax expense	84	28	116	51
Net income	254	97	352	168
Less: net income attributable to non-controlling interests	8	6	13	10
Net income attributable to stockholders of UL Solutions	$246	$91	$339	$158

Earnings per common share:
Basic	$1.22	$0.45	$1.69	$0.79
Diluted	$1.21	$0.45	$1.66	$0.78

Weighted average common shares outstanding:
Basic	202	201	201	201
Diluted	204	203	204	203
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$254	$97	$352	$168
Other comprehensive income, net of tax:
Pension and postretirement benefit plans, net of tax	14	(1)	19	(1)
Foreign currency translation (loss) gain	(1)	36	(13)	53
Total other comprehensive income	13	35	6	52
Comprehensive income	267	132	358	220
Less: comprehensive income attributable to non-controlling interests	8	6	13	10
Comprehensive income attributable to stockholders of UL Solutions	$259	$126	$345	$210

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$434	$295
Accounts receivable, net of allowance of $13 and $12	471	422
Contract assets, net of allowance of $2 and $2	239	204
Other current assets	90	79
Total current assets	1,234	1,000
Property, plant and equipment, net of accumulated depreciation of $908 and $879	766	699
Goodwill	642	656
Intangible assets, net of accumulated amortization of $257 and $256	41	48
Operating lease right-of-use assets	166	179
Deferred income taxes	46	94
Capitalized software, net of accumulated amortization of $461 and $475	90	105
Other assets	134	140
Total Assets	$3,119	$2,921
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$179	$183
Accrued compensation and benefits	196	282
Operating lease liabilities - current	39	43
Contract liabilities	347	173
Other current liabilities	105	79
Total current liabilities	866	760
Long-term debt	301	491
Pension and postretirement benefit plans	103	134
Operating lease liabilities	136	149
Other liabilities	93	93
Total Liabilities	1,499	1,627
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 per share, 78,139,909 and 77,270,964 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.001 per share, 123,755,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	934	887
Retained earnings	750	470
Accumulated other comprehensive loss	(89)	(95)
Total stockholders’ equity before non-controlling interests	1,595	1,262
Non-controlling interests	25	32
Total Stockholders’ Equity	1,620	1,294
Total Liabilities and Stockholders’ Equity	$3,119	$2,921
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at March 31, 2026	$—	$888	$533	$(102)	$17	$1,336
Net income	—	—	246	—	8	254
Other comprehensive income, net of tax	—	—	—	13	—	13
Stock-based compensation	—	46	—	—	—	46
Dividend to stockholders of UL Solutions ($0.145 per share)	—	—	(29)	—	—	(29)
Balance at June 30, 2026	$—	$934	$750	$(89)	$25	$1,620

Balance at December 31, 2025	$—	$887	$470	$(95)	$32	$1,294
Net income	—	—	339	—	13	352
Other comprehensive income, net of tax	—	—	—	6	—	6
Stock-based compensation	—	47	—	—	—	47
Dividends to stockholders of UL Solutions ($0.29 per share)	—	—	(59)	—	—	(59)
Dividend to non-controlling interest	—	—	—	—	(20)	(20)
Balance at June 30, 2026	$—	$934	$750	$(89)	$25	$1,620

Balance at March 31, 2025	$—	$829	$291	$(150)	$14	$984
Net income	—	—	91	—	6	97
Other comprehensive income, net of tax	—	—	—	35	—	35
Stock-based compensation	—	23	—	—	—	23
Dividend to stockholders of UL Solutions ($0.13 per share)	—	—	(26)	—	—	(26)
Balance at June 30, 2025	$—	$852	$356	$(115)	$20	$1,113

Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
Net income	—	—	158	—	10	168
Other comprehensive income, net of tax	—	—	—	52	—	52
Stock-based compensation	—	31	—	—	—	31
Dividends to stockholders of UL Solutions ($0.26 per share)	—	—	(52)	—	—	(52)
Dividend to non-controlling interest	—	—	—	—	(17)	(17)
Balance at June 30, 2025	$—	$852	$356	$(115)	$20	$1,113
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities
Net income	$352	$168
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	93	91
Gain on divestiture	(191)	—
Stock-based compensation	35	21
Losses on foreign exchange transactions	3	5
Deferred income taxes	41	1
Other, net	6	11
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(63)	(26)
Contract and other assets	(59)	(48)
Accounts payable	1	(27)
Accrued expenses	(10)	(38)
Pension and postretirement benefit plans	(5)	(5)
Contract and other liabilities	176	148
Net cash flows provided by operating activities	379	301
Investing activities
Capital expenditures	(138)	(93)
Proceeds from divestiture	199	—
Purchases of investments	—	(14)
Sales of investments	8	1
Other investing activities, net	1	(1)
Net cash flows provided by (used in) investing activities	70	(107)
Financing activities
Proceeds from long-term debt	187	150
Repayments of long-term debt	(378)	(285)
Dividends to stockholders of UL Solutions	(58)	(52)
Dividends to non-controlling interest	(20)	(17)
Employee taxes paid on settlement of stock-based compensation	(32)	(13)
Other financing activities, net	(7)	(4)
Net cash flows used in financing activities	(308)	(221)
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Net increase (decrease) in cash and cash equivalents	139	(26)
Cash and cash equivalents
Beginning of period	295	298
End of period	$434	$272

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$13	$22
Cash paid during the period for income taxes	45	40

Noncash investing and financing activities
Capital expenditures funded by liabilities	$46	$23
Conversion of stock-based compensation awards to equity	47	25
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
1. Significant Accounting Policies
Description of Business
UL Solutions Inc. (together with its consolidated subsidiaries, “UL Solutions” and the “Company,” unless the context otherwise requires) is a global safety science leader that provides independent third-party testing, inspection and certification services, advisory offerings and software solutions. Underwriters Laboratories Inc. (“UL Research Institutes”) is the sole member of ULSE Inc. (“UL Standards & Engagement”), which controls the majority of the voting power of the Company’s common stock.
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The changes primarily related to the Company’s Advisory business, which was previously included within the Software and Advisory segment and is now included within the Industrial segment. As a result of the reorganization, the Software and Advisory segment was renamed “Risk & Compliance Software” and costs related to the Company’s corporate functions were reallocated across its segments. The prior period amounts within Note 8, “Goodwill” and Note 19, “Segment Information”, have been recast to reflect the Company’s segment reorganization. This reorganization had no impact on the Company’s consolidated financial position, results of operations or cash flows.
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

2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to stockholders of UL Solutions	$246	$91	$339	$158
Basic weighted average common shares outstanding	202	201	201	201
Effect of dilutive securities	2	2	3	2
Diluted weighted average common shares outstanding	204	203	204	203

Basic earnings per share attributable to stockholders of UL Solutions	$1.22	$0.45	$1.69	$0.79
Diluted earnings per share attributable to stockholders of UL Solutions	$1.21	$0.45	$1.66	$0.78
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Certification Testing	$237	$215	$448	$404
Ongoing Certification Services	270	250	535	495
Non-certification Testing and Other Services	248	241	457	444
Software	61	70	134	138
Total	$816	$776	$1,574	$1,481
Contract Balances
The revenue recognized during the three and six months ended June 30, 2026, that was included in contract liabilities at December 31, 2025, amounted to $45 million and $88 million, respectively. The revenue recognized during the three and six months ended June 30, 2025, that was included in contract liabilities at December 31, 2024, amounted to $51 million and $87 million, respectively.
Remaining Performance Obligations
At June 30, 2026, the Company estimates that $130 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 68% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
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
Divestitures
On April 1, 2026, the Company completed the sale of its Employee Health and Safety software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm. The preliminary purchase price was $202 million in cash consideration, subject to customary post-closing adjustments. The divestiture does not qualify as discontinued operations and therefore, its results are included within continuing operations for all periods presented. The divestiture resulted in a pre-tax gain on sale of $191 million.
5. Other Income (Expense), net
The components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Foreign exchange losses	$(3)	$(2)	$(4)	$(5)
Interest income	2	1	3	2
Non-operating pension and postretirement benefit expense	—	(1)	(1)	(2)
Other	3	(2)	4	(2)
Total	$2	$(4)	$2	$(7)

6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	$—	$—	$191	$191
Senior notes	300	311	300	317
Other	3	3	3	3
Total	$303	$314	$494	$511
The fair value of the Company’s revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $33 million as of June 30, 2026 and December 31, 2025.
In April 2026, the Company entered into a definitive agreement with an affiliate of Montagu, a private equity firm, and certain other parties to sell its approximately 28% shareholding of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. The Company expects to receive approximately €105 million in cash consideration, subject to customary post-closing adjustments, a portion of which will be held in escrow to cover certain indemnification obligations under the share purchase and transfer agreement. The Company accounts for DQS using the equity method and DQS financial results are not consolidated within the Company’s financial statements. The sale is expected to be completed in the second half of 2026, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals. The carrying amount of the Company’s investment in DQS was $22 million as of June 30, 2026 and December 31, 2025, respectively, and is included within other assets in the Company’s Condensed Consolidated Balance Sheets.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $200 million and $219 million and liabilities of $96 million and $94 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.
8. Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

(in millions)	Industrial	Consumer	Risk & Compliance Software	Total
Balance at December 31, 2025(a)(b)	$377	$234	$45	$656
Divestiture	—	—	(8)	(8)
Effect of changes in foreign exchange rates	(3)	(2)	(1)	(6)
Balance at June 30, 2026(a)	$374	$232	$36	$642
__________
(a)Net of accumulated impairment losses of $63 million as of June 30, 2026 and $137 million as of December 31, 2025.
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
9. Intangible Assets
The following table summarizes intangible assets:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$264	$(229)	$35	$268	$(226)	$42
Intellectual property and patents	17	(15)	2	16	(14)	2
Trademarks	17	(13)	4	20	(16)	4
Total	$298	$(257)	$41	$304	$(256)	$48
Intangible asset amortization was $4 million and $8 million for the three and six months ended June 30, 2026, respectively, compared to $3 million and $6 million for the three and six months ended June 30, 2025, respectively.

10. Other Current Liabilities
The components of other current liabilities are as follows:

(in millions)	June 30, 2026	December 31, 2025
Accrued income taxes	$75	$34
Accrued restructuring	12	25
Other	18	20
Total	$105	$79
11. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$—	$1	$—	$1
Interest cost	3	4	7	8
Expected return on plan assets	(3)	(3)	(7)	(6)
Amortization of net actuarial loss	—	—	—	1
Settlement losses	—	—	1	—
Net periodic benefit cost	$—	$2	$1	$4
For the three and six months ended June 30, 2026, expenses related to various defined contribution plans were $11 million and $23 million, respectively. For the three and six months ended June 30, 2025, expenses related to various defined contribution plans were $14 million and $29 million, respectively.
12. Income Taxes
The effective tax rate for the three and six months ended June 30, 2026 was 24.9% and 24.8%, respectively, which differed from the U.S. federal statutory tax rate of 21%, primarily due to state and local income taxes and foreign tax effects.
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

13. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Currency	Maturity Date	June 30, 2026	December 31, 2025
Revolving credit facility	USD	October 2030	$—	$191
Senior notes	USD	October 2028	300	300
Other	USD	August 2033	3	3
Total debt			303	494
Less: unamortized debt issuance costs			(2)	(3)
Long-term debt			$301	$491
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among UL Solutions Inc. and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”). The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. As of June 30, 2026, the Company had no outstanding balances and was in compliance with all covenants under the 2025 Credit Facility. The interest rate on the revolving credit facility was 4.78% as of December 31, 2025.
Senior Notes
The Company has outstanding $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
14. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

	Three Months Ended June 30, 2026
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2026, net of tax	$(54)	$(48)	$(102)
Amounts before reclassifications	(1)	20	19
Amounts reclassified out	—	(1)	(1)
Total other comprehensive (loss) income, before tax	(1)	19	18
Tax effect	—	(5)	(5)
Total other comprehensive (loss) income, net of tax	(1)	14	13
Balance at June 30, 2026, net of tax	$(55)	$(34)	$(89)

	Three Months Ended June 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at March 31, 2025, net of tax	$(71)	$(79)	$(150)
Amounts before reclassifications	36	—	36
Amounts reclassified out	—	(1)	(1)
Total other comprehensive income (loss), net of tax	36	(1)	35
Balance at June 30, 2025, net of tax	$(35)	$(80)	$(115)

	Six Months Ended June 30, 2026
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2025, net of tax	$(42)	$(53)	$(95)
Amounts before reclassifications	(13)	25	12
Total other comprehensive (loss) income, before tax	(13)	25	12
Tax effect	—	(6)	(6)
Total other comprehensive (loss) income, net of tax	(13)	19	6
Balance at June 30, 2026, net of tax	$(55)	$(34)	$(89)

	Six Months Ended June 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)
Amounts before reclassifications	53	—	53
Amounts reclassified out	—	(1)	(1)
Total other comprehensive income (loss), net of tax	53	(1)	52
Balance at June 30, 2025, net of tax	$(35)	$(80)	$(115)

15. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$2	$2	$3	$3
Selling, general and administrative expenses	23	12	34	20
Stock-based compensation expense	25	14	37	23
Income tax benefit	(7)	(3)	(9)	(4)
Stock-based compensation expense, net	$18	$11	$28	$19

Stock-based compensation expense by type of award
Restricted stock units	$10	$7	$15	$10
Performance share units	11	3	15	6
Stock options	1	1	2	2
Stock-settled stock appreciation rights	—	1	—	1
Employee stock purchase plan	1	1	3	2
Cash-settled awards	2	1	2	2
Stock-based compensation expense	$25	$14	$37	$23
CEO Special Performance Award
On June 1, 2026, the Company granted a target number of 200,120 performance share units (the “CEO Special Performance Award”) to Jennifer Scanlon, President and Chief Executive Officer. The CEO Special Performance Award is subject to both continued service and market-based vesting conditions. The market-based vesting conditions are based on two alternative metrics: (i) stock price appreciation and (ii) total shareholder return relative to the S&P 500 index. The number of Class A common shares issued may range from 0% to a maximum potential value of 100% of the award’s target value, based on satisfaction of the applicable vesting conditions. The total grant date fair value of approximately $14 million ($69.51 per share) was determined using a Monte Carlo simulation and will be recognized over the five-year term of the award.

Compensation expense recognized for the CEO Special Performance Award in the three months ended June 30, 2026 was immaterial.
16. Restructuring
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). Inclusive of the charges recorded through the second quarter of 2026, the Company expects to incur pre-tax charges associated with the Restructuring Plan of approximately $40 million in the aggregate, consisting of approximately $32 million in cash charges relating to employee separation expenses and approximately $8 million in other cash charges, primarily relating to facility exits.
The Company has incurred total costs of $31 million related to employee separation expenses, $5 million related to facility exits and $1 million related to professional services in connection with the Restructuring Plan. The Company has incurred total costs of $27 million in Consumer, $8 million in Industrial, and $2 million in Risk & Compliance Software related to the Restructuring Plan. The Company anticipates the Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges expected to be incurred throughout the remainder of the plan.
Charges related to the Restructuring Plan, as well as other qualifying restructuring expenses, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Employee separation expense adjustments	$—	$(1)	$(2)	$(2)
Facility exits	—	—	1	—
Professional services	—	—	1	—
Total	$—	$(1)	$—	$(2)
The following table summarizes the changes in the Company’s accrued restructuring balance:

(in millions)	Employee separation expenses	Professional services	Total
Liability balance as of December 31, 2025	$30	$—	$30
Restructuring	(2)	1	(1)
Cash payments	(15)	(1)	(16)
Foreign exchange rate adjustment	(1)	—	(1)
Liability balance as of June 30, 2026	$12	$—	$12
The Company had a short-term liability for its restructuring activities of $12 million and $25 million as of June 30, 2026 and December 31, 2025, respectively, which is recorded within other current liabilities on the Condensed Consolidated Balance Sheets. The Company had a long-term liability for its restructuring activities of $0 and $5 million as of June 30, 2026, and December 31, 2025, respectively, which is recorded within other liabilities on the Condensed Consolidated Balance Sheets.
17. Commitments and Contingencies
On February 11, 2026, a putative class action complaint was filed against UL LLC, UL Solutions Inc., UL Standards and Engagement and UL Research Institutes (collectively, the “Defendants”) in the United States District Court for the Northern District of Illinois captioned John Martucci, on behalf of himself and the Putative Class v. Underwriters Laboratories Inc., et al., Case No. 1:26-cv-01561. The complaint alleges, among other things, that certain combination-listed single databus burglar and fire alarm system control units (the “Alarm Systems”) tested by the Defendants have defects that the Defendants concealed from and/or failed to disclose to consumers and that the Defendants listed the Alarm Systems as compliant with UL and National Fire Protection Association 72 standards when they were not compliant with such standards. The complaint seeks an order certifying a nationwide class and a New Jersey subclass; compensatory, actual, treble, statutory, punitive, and/or other damages; equitable relief, including restitution and disgorgement of profits; injunctive relief; declaratory relief; and pre- and post judgment interest, attorneys’ fees and costs. The Company currently believes the claims are without merit and intends to vigorously defend against this action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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
18. Related Party Transactions
In order to access the library of standards owned and maintained by UL Standards & Engagement, the Company incurred expenses of $6 million during each of the three-month periods ended June 30, 2026 and 2025, and $11 million during each of the six-month periods ended June 30, 2026 and 2025.
The Company declared and paid regular cash dividends to stockholders of $18 million to UL Standards & Engagement during each of the three-month periods ended June 30, 2026 and 2025, and $36 million during each of the six-month periods ended June 30, 2026 and 2025.
19. Segment Information
The following table provides revenue, significant segment expenses and operating income, by segment for the three months ended June 30, 2026 and 2025:

	Industrial		Consumer		Risk & Compliance Software		Total
(in millions)	2026	2025(a)	2026	2025(a)	2026	2025(a)	2026	2025(a)
Revenue	$402	$373	$362	$340	$52	$63	$816	$776
Employee compensation	193	177	199	197	37	44	429	418
Services and materials	90	80	96	87	5	7	191	174
Depreciation and amortization	16	16	20	20	10	10	46	46
Restructuring	—	—	—	(1)	—	—	—	(1)
Operating income	$103	$100	$47	$37	$—	$2	$150	$139
__________
(a)Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The amounts presented for the three months ended June 30, 2025 have been recast to reflect the Company’s segment reorganization. Refer to Note 1, “Significant Accounting Policies” for further information.
The following table provides revenue, significant segment expenses and operating income, by segment for the six months ended June 30, 2026 and 2025:

	Industrial		Consumer		Risk & Compliance Software		Total
(in millions)	2026	2025(a)	2026	2025(a)	2026	2025(a)	2026	2025(a)
Revenue	$777	$713	$680	$644	$117	$124	$1,574	$1,481
Employee compensation	369	342	377	378	78	86	824	806
Services and materials	171	156	186	170	12	12	369	338
Depreciation and amortization	32	32	41	39	20	20	93	91
Restructuring	1	—	(1)	(2)	—	—	—	(2)
Operating income	$204	$183	$77	$59	$7	$6	$288	$248
__________
(a)Described in previous table.

Capital expenditures of the Company’s segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025(a)	2026	2025(a)
Industrial	$14	$11	$25	$22
Consumer	29	9	48	21
Risk & Compliance Software	9	7	19	14
Total segments	52	27	92	57
Corporate	17	15	46	36
Total	$69	$42	$138	$93
__________
(a)Described in previous table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s results of operations, financial condition and liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of June 30, 2026 and for the three and six month periods ended June 30, 2026 and 2025, which are included in this Quarterly Report, as well as the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
References to “UL Solutions” and the “Company” refer to UL Solutions Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.
Overview
UL Solutions is a global safety science leader that provides independent third-party testing, inspection and certification (“TIC”) services, advisory offerings and software solutions.
The Company reports its financial results through three segments: Industrial, Consumer and Risk & Compliance Software (“R&C Software”).
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The changes primarily relate to the Company’s Advisory business, which was previously included within the Software and Advisory segment and is now included within the Industrial segment. As a result of the reorganization, the Software and Advisory segment was renamed “Risk & Compliance Software” and costs related to the Company’s corporate functions were reallocated across its segments. This reorganization had no impact on the Company’s consolidated financial position, results of operations or cash flows. The amounts presented for the three and six months ended June 30, 2025 have been recast to reflect the Company’s segment reorganization.
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
Recent Developments
Divestiture of Employee Health and Safety Software Business
On April 1, 2026, the Company completed the sale of its Employee Health and Safety software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm. The preliminary purchase price was $202 million in cash consideration, subject to customary post-closing adjustments. The divestiture resulted in a pre-tax gain on sale of $191 million.
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
Sale of DQS Holding GmbH
In April 2026, the Company entered into a definitive agreement with an affiliate of Montagu, a private equity firm, and certain other parties to sell its approximately 28% shareholding of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. The Company expects to receive approximately €105 million in cash consideration, subject to customary post-closing adjustments, a portion of which will be held in escrow to cover certain indemnification obligations under the share purchase and transfer agreement. The Company accounts for DQS using the equity method and DQS financial results are not consolidated within the Company’s financial statements. The sale is expected to result in a pre-tax gain of approximately $100 million, which will be recorded as non-operating income upon closing of the transaction, which is expected to be completed in the second half of 2026, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.
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
Restructuring
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). Costs incurred in connection with the Company’s restructuring actions, including the Restructuring Plan, consist of employee-separation costs, facility exit costs, as well as professional services. Refer to Item 1, “Notes to the Condensed Consolidated Financial Statements”, Note 16, “Restructuring” for further details.
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
Gain on Divestiture
Gain on divestiture consists of the gain recognized upon the sale of a business when the proceeds received exceeds its carrying value.
Other Income (Expense), net

Other income (expense), net consists primarily of non-operating gains and losses, including gains and losses related to foreign exchange transactions and the revaluation performed on designated balance sheet accounts, interest income and non-operating pension and postretirement benefit expenses.
Income Before Income Taxes
Income before income taxes is calculated as revenue less cost of revenue, selling, general and administrative expenses, restructuring, interest expense, gains on divestitures and other income (expense), net.
Income Tax Expense
Income tax expense consists of current and deferred federal and state taxes for the Company’s U.S. and foreign jurisdictions.
Net Income
Net income is calculated as revenue less cost of revenue, selling, general and administrative expenses, restructuring, interest expense, gains on divestitures, other income (expense), net and income tax expense. Net income margin is calculated as net income as a percentage of revenue.
Results of Operations
The following tables set forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,				Change
(in millions)	2026	% Revenue	2025	% Revenue
Revenue	$816	N/A	$776	N/A	$40
Cost of revenue	399	48.9%	394	50.8%	5
Selling, general and administrative expenses	267	32.7%	244	31.4%	23
Restructuring	—	—%	(1)	(0.1)%	1
Operating income	150	18.4%	139	17.9%	11
Interest expense	(5)	(0.6)%	(10)	(1.3)%	5
Gain on divestiture	191	23.4%	—	—%	191
Other income (expense), net	2	0.2%	(4)	(0.5)%	6
Income before income taxes	338	41.4%	125	16.1%	213
Income tax expense	84	10.3%	28	3.6%	56
Net income	$254	31.1%	$97	12.5%	157
Revenue

	Three Months Ended June 30,
(in millions)	2026	2025	Change	% Change
Industrial	$402	$373	$29	7.8%
Consumer	362	340	22	6.5%
Risk & Compliance Software	52	63	(11)	(17.5)%
Total	$816	$776	$40	5.2%
Revenue increased by $40 million, or 5.2%, for the three months ended June 30, 2026, as compared to the same period in 2025. Revenue increased on an organic basis by $51 million, or 6.6%, due to organic growth across all segments in the second quarter of 2026, driven by the Industrial and Consumer segments in Ongoing Certification Services and Certification Testing revenue. Acquisition / Divestiture decreased revenue by $14 million, or 1.8%, due to the sale of the Employee Health and Safety software business in the Risk & Compliance Software segment.

	Three Months Ended June 30, 2026
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$27	$—	$2	$29	7.2%	7.8%
Consumer	21	—	1	22	6.2%	6.5%
Risk & Compliance Software	3	(14)	—	(11)	4.8%	(17.5)%
Total	$51	$(14)	$3	$40	6.6%	5.2%
Cost of Revenue
Cost of revenue increased by $5 million, or 1.3%, for the three months ended June 30, 2026, as compared to the same period in 2025. On an organic basis, costs associated with performance-based incentives increased $6 million primarily due to the Company’s annual cash bonus plan. In addition, depreciation and amortization increased organically $4 million related to software placed in service and the completion of additional laboratory capacity. Professional fees also increased organically $3 million, related to a laboratory relocation and outsourced labor associated with higher revenue. The increase was partially offset by a $3 million organic decrease in salary expenses, including headcount reductions from the Restructuring Plan. Acquisition / Divestiture also decreased cost of revenue by $6 million due to the sale of the Employee Health and Safety software business in the Risk & Compliance Software segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $23 million, or 9.4%, for the three months ended June 30, 2026, as compared to the same period in 2025. On an organic basis, costs associated with employee compensation increased $13 million primarily due to higher costs associated with performance share units of $8 million and the Company’s annual cash bonus plan of $7 million, partially offset by a $2 million decrease in salary expenses, including headcount reductions from the Restructuring Plan. In addition, services and materials increased $11 million on an organic basis, including professional fees, which increased $7 million, in part due to expenses associated with higher sales volumes.
Restructuring
The Company did not incur material restructuring charges during either period presented. The Company anticipates the previously announced Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges of approximately $3 million expected to be incurred throughout the remainder of the plan.
Interest Expense
Interest expense decreased by $5 million for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease is primarily due to lower balances in the current period on the Company’s credit facilities. For additional information, refer to “—Liquidity and Capital Resources.”
Gains on Divestitures
The Company recorded a $191 million gain on divestiture due to the sale of the Employee Health and Safety software business.
Other Income (Expense), net
Other income (expense), net increased by $6 million, in part due to an impairment on an equity investment in a non-consolidated affiliate in the prior period which did not reoccur in the current period.
Income Tax Expense
The effective tax rate for the three months ended June 30, 2026 was 24.9%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to state and local income taxes and foreign tax effects.

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
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,				Change
(in millions)	2026	% Revenue	2025	% Revenue
Revenue	$1,574	N/A	$1,481	N/A	$93
Cost of revenue	776	49.3%	759	51.2%	17
Selling, general and administrative expenses	510	32.4%	476	32.1%	34
Restructuring	—	—%	(2)	(0.1)%	2
Operating income	288	18.3%	248	16.7%	40
Interest expense	(13)	(0.8)%	(22)	(1.5)%	9
Gain on divestiture	191	12.1%	—	—%	191
Other income (expense), net	2	0.1%	(7)	(0.5)%	9
Income before income taxes	468	29.7%	219	14.8%	249
Income tax expense	116	7.4%	51	3.4%	65
Net income	$352	22.4%	$168	11.3%	184
Revenue

	Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change
Industrial	$777	$713	$64	9.0%
Consumer	680	644	36	5.6%
Risk & Compliance Software	117	124	(7)	(5.6)%
Total	$1,574	$1,481	$93	6.3%
Revenue increased by $93 million, or 6.3%, for the six months ended June 30, 2026, as compared to the same period in 2025. Revenue increased on an organic basis by $91 million, or 6.1%, due to organic growth across all segments in 2026, driven by the Industrial and Consumer segments in Ongoing Certification Services and Certification Testing revenue. FX increased revenue by $16 million, or 1.1%, primarily due to the relative strength of the euro and Chinese renminbi. Acquisition / Divestiture decreased revenue by $14 million, or 0.9%, due to the sale of the Employee Health and Safety software business in the Risk & Compliance Software segment.

	Six Months Ended June 30, 2026
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$55	$—	$9	$64	7.7%	9.0%
Consumer	30	—	6	36	4.7%	5.6%
Risk & Compliance Software	6	(14)	1	(7)	4.8%	(5.6)%
Total	$91	$(14)	$16	$93	6.1%	6.3%
Cost of Revenue
Cost of revenue increased by $17 million, or 2.2%, for the six months ended June 30, 2026, as compared to the same period in 2025. FX increased cost of revenue by $12 million, primarily due to the relative strength of the euro and Chinese renminbi. On an organic basis, costs associated with performance-based incentives increased $6 million primarily due to the Company’s annual cash bonus plan. In addition, depreciation and amortization increased organically $5 million related to software placed in service and the completion of additional laboratory capacity. Professional fees also increased organically $5 million, in part due to a laboratory relocation and outsourced labor associated with higher revenue. The increase was partially offset by a $4 million organic decrease in salary expenses, including headcount reductions from the Restructuring Plan. Acquisition / Divestiture also decreased cost of revenue by $6 million due to the sale of the Employee Health and Safety software business in the Risk & Compliance Software segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $34 million, or 7.1%, for the six months ended June 30, 2026, as compared to the same period in 2025. On an organic basis, employee compensation expenses increased $15 million, primarily due to higher costs associated with performance share units and the Company’s annual cash bonus plan. In addition, professional fees increased organically $6 million, in part due to expenses associated with higher sales volumes. FX increased selling, general and administrative expenses by $6 million, primarily due to the relative strength of the euro. Acquisition / Divestiture increased selling, general and administrative expenses by $6 million, primarily in connection with costs for the contemplated E&E Transaction.
Restructuring
The Company did not incur material restructuring charges during either period presented. The Company anticipates the previously announced Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges of approximately $3 million expected to be incurred throughout the remainder of the plan.
Interest Expense
Interest expense decreased by $9 million for the six months ended June 30, 2026, as compared to the same period in 2025. The decrease is primarily due to lower balances in the current period on the Company’s credit facilities. For additional information refer to “—Liquidity and Capital Resources.”
Gains on Divestitures
The Company recorded a $191 million gain on divestiture due to the sale of the Employee Health and Safety software business.
Other Income (Expense), net
Other income (expense), net, increased by $9 million, in part due to an impairment on an equity investment in a non-consolidated affiliate in the prior period which did not reoccur in the current period.

Income Tax Expense
The effective tax rate for the six months ended June 30, 2026 was 24.8%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to state and local income taxes and foreign tax effects.
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
The following tables summarize the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$402	$373	$29	7.8%	$777	$713	$64	9.0%
Employee compensation	193	177	16	9.0%	369	342	27	7.9%
Services and materials	90	80	10	12.5%	171	156	15	9.6%
Depreciation and amortization	16	16	—	—%	32	32	—	—%
Restructuring	—	—	—	—%	1	—	1	—%
Segment operating income	$103	$100	$3	3.0%	$204	$183	$21	11.5%

Segment operating income margin	25.6%	26.8%			26.3%	25.7%

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$27	$—	$2	$29	$55	$—	$9	$64
Segment operating income change	$2	$1	$—	$3	$20	$1	$—	$21
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenue
Revenue increased by $29 million, or 7.8%, for the three months ended June 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $27 million, or 7.2%, due to growth in Ongoing Certification Services revenue of $16 million, driven by continued demand for materials and energy and automation. Certification Testing revenue also increased $10 million, driven by continued demand for energy and automation.

Segment Operating Income
Segment operating income increased by $3 million, or 3.0%, for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to the $27 million increase in organic revenue noted above. This was offset by a $25 million organic increase in expenses, primarily due to higher employee compensation of $14 million related to costs associated with performance-based incentives and $6 million due to professional fees.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenue
Revenue increased by $64 million, or 9.0%, for the six months ended June 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $55 million, or 7.7%, due to growth in Ongoing Certification Services revenue of $28 million, driven by continued demand for materials and energy and automation. Certification Testing revenue also increased $21 million across most industries, in part due to continued demand for energy and automation. FX increased revenue by $9 million, or 1.3%, primarily due to the relative strength of the euro and Chinese renminbi.
Segment Operating Income
Segment operating income increased by $21 million, or 11.5%, for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the $55 million increase in organic revenue noted above. This was partially offset by a $35 million organic increase in expenses, primarily due to higher employee compensation of $20 million related to higher costs associated with performance-based incentives, as well as base salary increases, and $8 million due to higher professional fees.
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
The following tables summarize the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$362	$340	$22	6.5%	$680	$644	$36	5.6%
Employee compensation	199	197	2	1.0%	377	378	(1)	(0.3)%
Services and materials	96	87	9	10.3%	186	170	16	9.4%
Depreciation and amortization	20	20	—	—%	41	39	2	5.1%
Restructuring	—	(1)	1	(100.0)%	(1)	(2)	1	(50.0)%
Segment operating income	$47	$37	$10	27.0%	$77	$59	$18	30.5%

Segment operating income margin	13.0%	10.9%			11.3%	9.2%

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$21	$—	$1	$22	$30	$—	$6	$36
Segment operating income change	$12	$(2)	$—	$10	$28	$(8)	$(2)	$18

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenue
Revenue increased by $22 million, or 6.5%, for the three months ended June 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $21 million, or 6.2%, primarily due to growth in Certification Testing revenue of $10 million, driven primarily by continued demand for consumer technology. Non-certification Testing and Other Services revenue also increased $5 million, driven primarily by demand for retail. Ongoing Certification Services revenue increased $4 million across most industries, in part due to continued demand for appliances and HVAC.
Segment Operating Income
Segment operating income increased by $10 million, or 27.0%, for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to the $21 million increase in organic revenue noted above. This was partially offset by a $9 million organic increase in expenses, primarily due to higher costs associated with performance-based incentives of $8 million. The increase was partially offset by a $5 million organic decrease in salary expenses, including headcount reductions from the Restructuring Plan.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenue
Revenue increased by $36 million, or 5.6%, for the six months ended June 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $30 million, or 4.7%, primarily due to growth in Certification Testing revenue of $15 million, driven primarily by continued demand for consumer technology. Ongoing Certification Services revenue also increased $9 million across most industries, in part due to continued demand for appliances and HVAC. FX increased revenue by $6 million or 0.9%, primarily due to the relative strength of the Chinese renminbi and euro.
Segment Operating Income
Segment operating income increased by $18 million, or 30.5%, for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the $30 million increase in organic revenue noted above. In addition, salary expense decreased $9 million organically, including headcount reductions from the Restructuring Plan. This was partially offset by a $9 million organic increase in costs associated with performance-based incentives. Acquisition / Divestiture also decreased operating income by $8 million, primarily in connection with costs for the contemplated E&E Transaction.
Risk & Compliance Software
The R&C Software segment provides complementary software solutions that extend the value proposition of TIC services the Company offers. The software, data, and insight offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following tables summarize the change in R&C Software’s revenue and operating income for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$52	$63	$(11)	(17.5)%	$117	$124	$(7)	(5.6)%
Employee compensation	37	44	(7)	(15.9)%	78	86	(8)	(9.3)%
Services and materials	5	7	(2)	(28.6)%	12	12	—	—%
Depreciation and amortization	10	10	—	—%	20	20	—	—%
Segment operating income	$—	$2	$(2)	(100.0)%	$7	$6	$1	16.7%

Segment operating income margin	—%	3.2%			6.0%	4.8%

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in millions)	Organic	Acquisition/ Divestiture	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$3	$(14)	$(11)	$6	$(14)	$1	$(7)
Segment operating income change	$4	$(6)	$(2)	$8	$(7)	$—	$1
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenue
Revenue decreased by $11 million, or 17.5%, for the three months ended June 30, 2026, as compared to the same period in 2025. Acquisition / Divestiture decreased revenue by $14 million, or 22.2%, due to the sale of the Employee Health and Safety software business. On an organic basis, revenue increased $3 million, or 4.8%, driven by demand for software subscriptions, primarily for providing supply chain insights to the retail industry.
Segment Operating Income
Segment operating income decreased by $2 million for the three months ended June 30, 2026, as compared to the same period in 2025. This was primarily due to a $6 million decrease in operating income from the divested Employee Health and Safety software business, partially offset by the $3 million increase in organic revenue noted above.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenue
Revenue decreased by $7 million, or 5.6%, for the six months ended June 30, 2026, as compared to the same period in 2025. Acquisition / Divestiture decreased revenue by $14 million, or 11.3%, due to the sale of the Employee Health and Safety software business. On an organic basis, revenue increased $6 million, or 4.8%, driven by demand for software subscriptions, primarily for providing supply chain insights to the retail industry.
Segment Operating Income
Segment operating income increased by $1 million for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the $6 million increase in organic revenue noted above. This was offset by a $7 million decrease in operating income from the divested Employee Health and Safety software business.
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

There are material limitations to using these non-GAAP financial measures. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, gains on divestitures, other (income) expense, net, income tax expense, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income, as applicable. Adjusted Net Income and Adjusted Diluted Earnings Per Share do not take into account certain significant items, including gains on divestitures, other (income) expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses which directly affect the Company’s net income and diluted earnings per share, as applicable. Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering these non-GAAP financial measures in conjunction with net income, operating income, diluted earnings per share and net cash provided by operating activities as calculated in accordance with GAAP.
The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Net income	$254	$97	$352	$168
Net income margin	31.1%	12.5%	22.4%	11.3%
Adjusted EBITDA	$219	$197	$416	$358
Adjusted EBITDA margin	26.8%	25.4%	26.4%	24.2%
Adjusted Net Income	$129	$110	$236	$190
Adjusted Net Income margin	15.8%	14.2%	15.0%	12.8%

Diluted Earnings per Share	$1.21	$0.45	$1.66	$0.78
Adjusted Diluted Earnings Per Share	$0.59	$0.52	$1.09	$0.89

Net Cash provided by Operating Activities			$379	$301
Net cash provided by operating activities margin			24.1%	20.3%
Free Cash Flow			$241	$208
Free Cash Flow margin			15.3%	14.0%
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income adjusted for depreciation and amortization expense, interest expense, gains on divestitures, other (income) expense, net, income tax expense, as well as stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of revenue.

The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Net income	$254	$97	$352	$168
Depreciation and amortization expense	46	46	93	91
Interest expense	5	10	13	22
Gain on divestiture	(191)	—	(191)	—
Other (income) expense, net	(2)	4	(2)	7
Income tax expense	84	28	116	51
Stock-based compensation	23	13	35	21
Restructuring	—	(1)	—	(2)
Adjusted EBITDA	$219	$197	$416	$358
Revenue	$816	$776	$1,574	$1,481
Net income margin	31.1%	12.5%	22.4%	11.3%
Adjusted EBITDA margin	26.8%	25.4%	26.4%	24.2%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Industrial
Segment operating income	$103	$100	$204	$183
Depreciation and amortization expense	16	16	32	32
Stock-based compensation	11	5	16	8
Restructuring	—	—	1	—
Adjusted EBITDA	$130	$121	$253	$223
Revenue	$402	$373	$777	$713
Operating income margin	25.6%	26.8%	26.3%	25.7%
Adjusted EBITDA margin	32.3%	32.4%	32.6%	31.3%

Consumer
Segment operating income	$47	$37	$77	$59
Depreciation and amortization expense	20	20	41	39
Stock-based compensation	10	6	15	10
Restructuring	—	(1)	(1)	(2)
Adjusted EBITDA	$77	$62	$132	$106
Revenue	$362	$340	$680	$644
Operating income margin	13.0%	10.9%	11.3%	9.2%
Adjusted EBITDA margin	21.3%	18.2%	19.4%	16.5%

Risk & Compliance Software
Segment operating income	$—	$2	$7	$6
Depreciation and amortization expense	10	10	20	20
Stock-based compensation	2	2	4	3
Adjusted EBITDA	$12	$14	$31	$29
Revenue	$52	$63	$117	$124
Operating income margin	—%	3.2%	6.0%	4.8%
Adjusted EBITDA margin	23.1%	22.2%	26.5%	23.4%

Adjusted EBITDA	$219	$197	$416	$358

Adjusted Net Income
The Company defines Adjusted Net Income as net income adjusted for gains on divestitures, other (income) expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, adjusted to give effect to the income tax impact of such adjustments. Adjusted Net Income margin is calculated as Adjusted Net Income as a percentage of revenue.

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Net income	$254	$97	$352	$168
Gain on divestiture	(191)	—	(191)	—
Other (income) expense, net	(2)	4	(2)	7
Stock-based compensation	23	13	35	21
Restructuring	—	(1)	—	(2)
Tax effect of adjustments(a)	45	(3)	42	(4)
Adjusted Net Income	$129	$110	$236	$190
Revenue	$816	$776	$1,574	$1,481
Net income margin	31.1%	12.5%	22.4%	11.3%
Adjusted Net Income margin	15.8%	14.2%	15.0%	12.8%
__________________
(a)The Company computed the tax effect of adjustments to net earnings by applying the statutory tax rate in the relevant jurisdictions to the taxable income or expense items that are adjusted in the period presented. If a valuation allowance exists, the rate applied is zero.
Adjusted Diluted Earnings Per Share
The Company defines Adjusted Diluted Earnings Per Share as diluted earnings per share attributable to stockholders of UL Solutions adjusted for gains on divestitures, other (income) expense, net, stock-based compensation expense for equity-settled awards, material asset impairment charges and restructuring expenses, as applicable, adjusted to give effect to the income tax impact of such adjustments.
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings per share	$1.21	$0.45	$1.66	$0.78
Gain on divestiture	(0.94)	—	(0.94)	—
Other (income) expense, net	(0.01)	0.02	(0.01)	0.04
Stock-based compensation	0.11	0.06	0.17	0.10
Restructuring	—	—	—	(0.01)
Tax effect of adjustments(a)	0.22	(0.01)	0.21	(0.02)
Adjusted Diluted Earnings Per Share	$0.59	$0.52	$1.09	$0.89
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

The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$379	$301
Capital expenditures	(138)	(93)
Free Cash Flow	$241	$208
Revenue	$1,574	$1,481
Net cash provided by operating activities margin	24.1%	20.3%
Free Cash Flow margin	15.3%	14.0%
Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are cash and cash equivalents on hand and short-term investments, cash flows from operating activities and cash available to be borrowed under the 2025 Credit Facility (as defined below). The Company believes the combination of cash and cash equivalents on hand and short-term investments, the generation of cash from operating activities, funds available under the 2025 Credit Facility, and the Company’s ability to access the capital markets provide sufficient liquidity to meet the Company’s cash requirements for working capital, capital expenditures, service of indebtedness and to address other needs for the next twelve months and the foreseeable future thereafter, as well as to finance acquisitions, make contributions to the Company’s pension and postretirement plans and pay dividends to stockholders, as the Company’s board of directors deems appropriate.
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
As of June 30, 2026, the Company had $434 million in cash and cash equivalents and $995 million of unused availability under the 2025 Credit Facility and access to an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase.
Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$379	$301
Net cash provided by (used in) investing activities	$70	$(107)
Net cash used in financing activities	$(308)	$(221)
Cash flows from operating activities
Net cash provided by operating activities was $379 million for the six months ended June 30, 2026, an increase of $78 million compared to net cash provided by operating activities of $301 million for the same period in 2025. The increase was primarily driven by higher net income after non-cash adjustments due to business performance and higher contract liabilities as a result of increased payments from customers.

Cash flows from investing activities
Net cash provided by investing activities was $70 million for the six months ended June 30, 2026, an increase of $177 million compared to net cash used in investing activities of $107 million for the same period in 2025. The increase in cash provided by investing activities was primarily driven by $199 million in proceeds from the divestiture of the Company’s Employee Health and Safety software business during the current period, partially offset by a $45 million increase in capital expenditures compared to the same period in 2025.
Cash flows from financing activities
Net cash used in financing activities was $308 million for the six months ended June 30, 2026, an increase of $87 million compared to net cash used in financing activities of $221 million for the same period in 2025. The increase in cash used in financing activities was primarily driven by a $56 million increase in repayments net of proceeds on the Company’s credit facilities and a $19 million increase in employee taxes paid on settlement of stock-based compensation compared to the same period in 2025.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory and IT equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures increased $45 million, to $138 million for the six months ended June 30, 2026, compared to $93 million for the same period in 2025.
Long-Term Debt
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among UL Solutions Inc. and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”). The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. As of June 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility.
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
In the three and six months ended June 30, 2026, the Company paid dividends to stockholders of $29 million and $58 million, respectively. In the three and six months ended June 30, 2025, the Company paid dividends to stockholders of $26 million and $52 million, respectively.

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
•the level of the Company’s customers’ satisfaction and any failure on its part to properly and timely perform its services, meet its contractual obligations or fulfill its customers’ needs;
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
•risks that the Company may be unable to implement the Restructuring Plan on the anticipated timing, that local law and consultation requirements, including for potential position eliminations, extend the restructuring process further in certain countries or causes the actual charges and expenditures that the Company incurs in connection with the Restructuring Plan, and the timing thereof, to differ materially from estimates, that the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring Plan and that the Company may not be able to realize the anticipated benefits of the Restructuring Plan;
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
The Company also has outstanding $300 million in aggregate principal amount of 6.500% senior notes due 2028. The notes carry a fixed interest rate (coupon rate) and as such, are not exposed to interest rate fluctuation risk until their expected maturity in 2028.
During the first six months of 2026, the variable interest rates applicable to both benchmark rate loans and base rate loans under the 2025 Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The fluctuations in interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the 2025 Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
A hypothetical 100 basis point change in interest rates affecting the 2025 Credit Facility would not result in a material change to interest expense, based on outstanding borrowings at June 30, 2026. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the Chinese renminbi, the euro, the Japanese yen, the New Taiwan dollar, the British pound sterling and the Korean won. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the six months ended June 30, 2026, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. In addition, expected cash flows related to potential acquisitions and divestitures denominated in foreign currencies may vary based on changes in exchange rates.
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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance such that the information required to be disclosed in the Company’s reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 5. Other Information
On June 7, 2026, John Genovesi, Executive Vice President and President, Risk and Compliance Software, entered into a Rule 10b5-1 trading arrangement (the “Genovesi 10b5-1 Plan”) for the potential sale of up to 21,546 shares of UL Solutions Inc. Class A common stock, including shares resulting from the vesting and settlement of certain performance share units, restricted stock units and stock-settled stock appreciation rights. The Genovesi 10b5-1 Plan is scheduled to commence on September 16, 2026 and to terminate on the earlier of (i) the date all the shares under the Genovesi 10b5-1 Plan are sold and (ii) May 14, 2027, in each case, subject to the terms and conditions contained therein. The Genovesi 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policies and procedures and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
During the quarter ended June 30, 2026, no other directors or officers of the Company informed the Company of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
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

10.2†*	CEO Special Performance Award Agreement under the UL Solutions Inc. 2024 Long-Term Incentive Plan.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Date: August 4, 2026
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)