Form 10-Q
period 2026-09-30
UL Solutions Inc.
filed 2026-11-03
CIK 1901440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The registrant had outstanding 78,147,947 shares of Class A common stock, par value $0.001 per share, and 123,755,000 shares of Class B common stock, par value $0.001 per share, as of October 23, 2026.

UL Solutions Inc.
Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations

UL Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$823	$783	$2,397	$2,264
Cost of revenue	400	389	1,176	1,148
Selling, general and administrative expenses	260	238	770	714
Restructuring	1	—	1	(2)
Operating income	162	156	450	404
Interest expense	(6)	(10)	(18)	(32)
Gain on divestiture	—	—	191	—
Other income (expense), net	4	—	5	(7)
Income before income taxes	160	146	628	365
Income tax expense	43	40	159	91
Net income	117	106	469	274
Less: net income attributable to non-controlling interests	9	6	22	16
Net income attributable to stockholders of UL Solutions	$108	$100	$447	$258

Earnings per common share:
Basic	$0.53	$0.50	$2.22	$1.28
Diluted	$0.53	$0.49	$2.19	$1.27

Weighted average common shares outstanding:
Basic	202	201	201	201
Diluted	204	203	204	203
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$117	$106	$469	$274
Other comprehensive income, net of tax:
Pension and postretirement benefit plans, net of tax	4	19	23	18
Foreign currency translation gain (loss)	4	(5)	(9)	48
Total other comprehensive income	8	14	14	66
Comprehensive income	125	120	483	340
Less: comprehensive income attributable to non-controlling interests	10	7	23	17
Comprehensive income attributable to stockholders of UL Solutions	$115	$113	$460	$323

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Condensed Consolidated Balance Sheets

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,016	$295
Accounts receivable, net of allowance of $13 and $12	448	422
Contract assets, net of allowance of $2 and $2	239	204
Other current assets	75	79
Total current assets	1,778	1,000
Property, plant and equipment, net of accumulated depreciation of $925 and $879	791	699
Goodwill	648	656
Intangible assets, net of accumulated amortization of $261 and $256	39	48
Operating lease right-of-use assets	162	179
Deferred income taxes	41	94
Capitalized software, net of accumulated amortization of $471 and $475	86	105
Other assets	144	140
Total Assets	$3,689	$2,921
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$177	$183
Accrued compensation and benefits	249	282
Operating lease liabilities - current	38	43
Contract liabilities	277	173
Other current liabilities	109	79
Total current liabilities	850	760
Long-term debt	764	491
Pension and postretirement benefit plans	102	134
Operating lease liabilities	132	149
Other liabilities	103	93
Total Liabilities	1,951	1,627
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 per share, 78,147,323 and 77,270,964 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.001 per share, 123,755,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	957	887
Retained earnings	828	470
Accumulated other comprehensive loss	(82)	(95)
Total stockholders’ equity before non-controlling interests	1,703	1,262
Non-controlling interests	35	32
Total Stockholders’ Equity	1,738	1,294
Total Liabilities and Stockholders’ Equity	$3,689	$2,921
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at June 30, 2026	$—	$934	$750	$(89)	$25	$1,620
Net income	—	—	108	—	9	117
Other comprehensive income, net of tax	—	—	—	7	1	8
Stock-based compensation	—	23	—	—	—	23
Dividend to stockholders of UL Solutions ($0.145 per share)	—	—	(30)	—	—	(30)
Balance at September 30, 2026	$—	$957	$828	$(82)	$35	$1,738

Balance at December 31, 2025	$—	$887	$470	$(95)	$32	$1,294
Net income	—	—	447	—	22	469
Other comprehensive income, net of tax	—	—	—	13	1	14
Stock-based compensation	—	70	—	—	—	70
Dividends to stockholders of UL Solutions ($0.435 per share)	—	—	(89)	—	—	(89)
Dividend to non-controlling interest	—	—	—	—	(20)	(20)
Balance at September 30, 2026	$—	$957	$828	$(82)	$35	$1,738

Balance at June 30, 2025	$—	$852	$356	$(115)	$20	$1,113
Net income	—	—	100	—	6	106
Other comprehensive income, net of tax	—	—	—	13	1	14
Stock-based compensation	—	14	—	—	—	14
Dividend to stockholders of UL Solutions ($0.13 per share)	—	—	(27)	—	—	(27)
Balance at September 30, 2025	$—	$866	$429	$(102)	$27	$1,220

Balance at December 31, 2024	$—	$821	$250	$(167)	$27	$931
Net income	—	—	258	—	16	274
Other comprehensive income, net of tax	—	—	—	65	1	66
Stock-based compensation	—	45	—	—	—	45
Dividends to stockholders of UL Solutions ($0.39 per share)	—	—	(79)	—	—	(79)
Dividend to non-controlling interest	—	—	—	—	(17)	(17)
Balance at September 30, 2025	$—	$866	$429	$(102)	$27	$1,220
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UL Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating activities
Net income	$469	$274
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	142	137
Gain on divestiture	(191)	—
Stock-based compensation	58	36
Losses on foreign exchange transactions	3	7
Deferred income taxes	43	5
Other, net	11	18
Changes in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(44)	4
Contract and other assets	(41)	(62)
Accounts payable	(2)	(23)
Accrued expenses	42	8
Pension and postretirement benefit plans	(8)	(33)
Contract and other liabilities	112	85
Net cash flows provided by operating activities	594	456
Investing activities
Capital expenditures	(199)	(139)
Acquisitions, net of cash acquired	(4)	(1)
Proceeds from divestiture	199	—
Purchases of investments	—	(58)
Sales of investments	8	15
Net cash flows provided by (used in) investing activities	4	(183)
Financing activities
Proceeds from long-term debt	724	284
Repayments of long-term debt	(452)	(484)
Dividends to stockholders of UL Solutions	(88)	(78)
Dividends to non-controlling interest	(20)	(17)
Employee taxes paid on settlement of stock-based compensation	(33)	(14)
Other financing activities, net	(3)	(5)
Net cash flows provided by (used in) financing activities	128	(314)
Effect of exchange rate changes on cash and cash equivalents	(5)	(2)
Net increase (decrease) in cash and cash equivalents	721	(43)
Cash and cash equivalents
Beginning of period	295	298
End of period	$1,016	$255

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$14	$26
Cash paid during the period for income taxes	73	69

Noncash investing and financing activities
Capital expenditures funded by liabilities	$45	$33
Conversion of stock-based compensation awards to equity	47	25
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

2. Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to stockholders of UL Solutions	$108	$100	$447	$258
Basic weighted average common shares outstanding	202	201	201	201
Effect of dilutive securities	2	2	3	2
Diluted weighted average common shares outstanding	204	203	204	203

Basic earnings per share attributable to stockholders of UL Solutions	$0.53	$0.50	$2.22	$1.28
Diluted earnings per share attributable to stockholders of UL Solutions	$0.53	$0.49	$2.19	$1.27
3. Revenue
The table below summarizes the major service categories from which the Company derives its revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Certification Testing	$248	$224	$696	$628
Ongoing Certification Services	270	252	805	747
Non-certification Testing and Other Services	244	235	701	679
Software	61	72	195	210
Total	$823	$783	$2,397	$2,264
Contract Balances
The revenue recognized during the three and nine months ended September 30, 2026, that was included in contract liabilities at December 31, 2025, amounted to $23 million and $111 million, respectively. The revenue recognized during the three and nine months ended September 30, 2025, that was included in contract liabilities at December 31, 2024, amounted to $25 million and $112 million, respectively.
Remaining Performance Obligations
At September 30, 2026, the Company estimates that $120 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 69% of its unsatisfied (or partially unsatisfied) performance obligations as revenue in the subsequent 12 months, with the remaining balance to be recognized thereafter.
Remaining consideration from contracts with customers is included in the amount presented above and includes contracts with multiple performance obligations and multi-year agreements, which are typically recognized as the performance obligation is satisfied.
4. Acquisitions and Divestitures
Acquisitions
On October 1, 2026, the Company, through a wholly owned subsidiary, acquired 100% of the issued share capital of Electrical and Electronics Testing LUX Holding SARL, a private limited liability company, and certain of its subsidiaries and related companies (“E&E”) for approximately $686 million in cash consideration. The E&E business provides testing, compliance and certification services that support global market access for electromagnetic compatibility and wireless testing, electrical safety, medical devices and other technologies. The acquisition adds laboratories and accreditations in EMEA, Asia and the United States to UL Solutions’ global network. The results of operations of E&E will be included in the Consumer segment beginning in the fourth quarter of 2026. The Company is in the process of preparing the initial accounting for the business combination and therefore certain disclosures required under ASC 805, Business Combinations, have not been provided, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed.
In July 2026, the Company acquired 100% of the outstanding stock of Evnia Consulting Firm Inc. (“Evnia”) for approximately $6 million in cash consideration (subject to customary post-closing adjustments). Evnia is a Canada-based company that provides extended producer responsibility management and environmental compliance services and its results of operations are included in the Risk & Compliance Software segment since the date of acquisition.
Divestiture
On April 1, 2026, the Company completed the sale of its Employee Health and Safety software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm. The purchase price was $201 million in cash consideration. The divestiture does not qualify as a discontinued operation and therefore, its results are included within continuing operations for all periods presented. The divestiture resulted in a pre-tax gain on sale of $191 million.
5. Other Income (Expense), net
The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Foreign exchange gains (losses)	$1	$(2)	$(3)	$(7)
Interest income	1	1	4	3
Non-operating pension and postretirement benefit expense	—	(1)	(1)	(3)
Other	2	2	5	—
Total	$4	$—	$5	$(7)

6. Fair Value of Financial Instruments
The carrying amount and fair value of the Company’s debt was as follows:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	$463	$463	$191	$191
Senior notes	300	306	300	317
Other	3	3	3	3
Total	$766	$772	$494	$511
The fair value of the Company’s revolving credit facility reflects current market conditions and is primarily determined using broker quotes, which are Level 2 inputs in the fair value hierarchy. The fair value of the Company’s senior notes is estimated based on prevailing interest rates and trading activity, which are Level 2 inputs in the fair value hierarchy.
7. Investments in Equity Securities
The Company holds investments in equity securities of various companies, certain of which comprise less than 10% of the applicable company’s outstanding equity securities and are included within other assets in the Company’s Condensed Consolidated Balance Sheets. The Company accounts for these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of these investments was $33 million as of September 30, 2026 and December 31, 2025.

In April 2026, the Company entered into a definitive agreement with an affiliate of Montagu, a private equity firm, and certain other parties to sell its approximately 28% shareholding of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. On October 30, 2026, the Company completed the sale for approximately $117 million in cash consideration, subject to customary post-closing adjustments, a portion of which was withheld to cover such adjustments and certain indemnification obligations under the share purchase and transfer agreement. The sale resulted in a pre-tax gain of approximately $93 million, which will be recorded as non-operating income in the fourth quarter of 2026. Prior to the sale, the Company accounted for DQS using the equity method and DQS financial results are not consolidated within the Company’s financial statements. The carrying amount of the Company’s investment in DQS was $23 million and $22 million as of September 30, 2026 and December 31, 2025, respectively, and is included within other assets in the Company’s Condensed Consolidated Balance Sheets.
The Company owns 70% of the issued and outstanding equity interests of UL-CCIC Company Limited (“UL-CCIC”), an entity formed under the laws of the People’s Republic of China. The Company determined that it is the primary beneficiary of UL-CCIC and assets of $246 million and $219 million and liabilities of $110 million and $94 million, inclusive of intercompany eliminations, were included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively. On October 30, 2026, the Company entered into an amended and restated agreement with China Certification & Inspection (Group) Co., Ltd. to extend the term of UL-CCIC to January 12, 2037. The amendment and restatement of this agreement did not have a financial statement impact to the Company.
8. Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

(in millions)	Industrial	Consumer	Risk & Compliance Software	Total
Balance at December 31, 2025(a)(b)	$377	$234	$45	$656
Acquisitions	—	—	6	6
Divestiture	—	—	(8)	(8)
Effect of changes in foreign exchange rates	(3)	(2)	(1)	(6)
Balance at September 30, 2026(a)	$374	$232	$42	$648
__________
(a)Net of accumulated impairment losses of $63 million as of September 30, 2026 and $137 million as of December 31, 2025.
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
9. Intangible Assets
The following table summarizes intangible assets:

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$264	$(232)	$32	$268	$(226)	$42
Intellectual property and patents	19	(16)	3	16	(14)	2
Trademarks	17	(13)	4	20	(16)	4
Total	$300	$(261)	$39	$304	$(256)	$48
Intangible asset amortization was $4 million and $12 million for the three and nine months ended September 30, 2026, respectively, compared to $3 million and $9 million for the three and nine months ended September 30, 2025, respectively.

10. Other Current Liabilities
The components of other current liabilities are as follows:

(in millions)	September 30, 2026	December 31, 2025
Accrued income taxes	$73	$34
Accrued restructuring	9	25
Other	27	20
Total	$109	$79
11. Pension
The components of net periodic benefit cost for the Company’s U.S. defined benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost	$—	$—	$—	$1
Interest cost	4	4	11	12
Expected return on plan assets	(4)	(3)	(11)	(9)
Amortization of net actuarial loss	—	—	—	1
Settlement losses	—	—	1	—
Net periodic benefit cost	$—	$1	$1	$5
For the three and nine months ended September 30, 2026, expenses related to various defined contribution plans were $11 million and $34 million, respectively. For the three and nine months ended September 30, 2025, expenses related to various defined contribution plans were $13 million and $42 million, respectively.
12. Income Taxes
The effective tax rate for the three months ended September 30, 2026 was 26.9%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, Section 162(m) limitations on current year compensation deductions of certain executive officers, and state and local income taxes. The effective tax rate for the nine months ended September 30, 2026 was 25.3%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to state and local income taxes and foreign tax effects.
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
On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) released administrative guidance on Pillar Two (a framework of rules which impose a 15% corporate minimum tax and were enacted by several countries in which the Company operates prior to 2026). The administrative guidance mainly introduces a “side‑by‑side” arrangement that provides safe-harbors against certain aspects of the Pillar Two rules for multinational companies headquartered in countries having an eligible minimum tax system – most notably that of the U.S. Following formal global adoption by OECD member countries, the administrative guidance is effective for fiscal years beginning on or after January 1, 2026. The Company has determined there is no material impact to its consolidated financial statements for the periods presented and continues to monitor developments related to the OECD Pillar Two global minimum tax framework, additional administrative guidance that may be issued and the ultimate enactment of the guidance into local country legislation.

13. Long-Term Debt
The Company’s outstanding debt consisted of the following:

(in millions)	Maturity Date	September 30, 2026	December 31, 2025
Revolving credit facility	October 2030	$463	$191
Senior notes	October 2028	300	300
Other	August 2033	3	3
Total debt		766	494
Less: unamortized debt issuance costs		(2)	(3)
Long-term debt		$764	$491
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among UL Solutions Inc. and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”). The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. As of September 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility. The interest rate on the revolving credit facility was 5.87% as of September 30, 2026 and 4.78% as of December 31, 2025.
Senior Notes
The Company has outstanding $300 million in aggregate principal amount of 6.500% senior notes due 2028 (the “notes”). The notes are senior unsecured obligations of UL Solutions Inc. Borrowings under the notes bear a fixed interest rate of 6.500% per annum.
14. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss.

	Three Months Ended September 30, 2026
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at June 30, 2026, net of tax	$(55)	$(34)	$(89)
Amounts before reclassifications	3	8	11
Amounts reclassified out	—	(1)	(1)
Total other comprehensive income, before tax	3	7	10
Tax effect	—	(3)	(3)
Total other comprehensive income, net of tax	3	4	7
Balance at September 30, 2026, net of tax	$(52)	$(30)	$(82)

	Three Months Ended September 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at June 30, 2025, net of tax	$(35)	$(80)	$(115)
Amounts before reclassifications	(6)	25	19
Total other comprehensive (loss) income, before tax	(6)	25	19
Tax effect	—	(6)	(6)
Total other comprehensive (loss) income, net of tax	(6)	19	13
Balance at September 30, 2025, net of tax	$(41)	$(61)	$(102)

	Nine Months Ended September 30, 2026
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2025, net of tax	$(42)	$(53)	$(95)
Amounts before reclassifications	(10)	33	23
Amounts reclassified out	—	(1)	(1)
Total other comprehensive (loss) income, before tax	(10)	32	22
Tax effect	—	(9)	(9)
Total other comprehensive (loss) income, net of tax	(10)	23	13
Balance at September 30, 2026, net of tax	$(52)	$(30)	$(82)

	Nine Months Ended September 30, 2025
(in millions)	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance at December 31, 2024, net of tax	$(88)	$(79)	$(167)
Amounts before reclassifications	47	25	72
Amounts reclassified out	—	(1)	(1)
Total other comprehensive income, before tax	47	24	71
Tax effect	—	(6)	(6)
Total other comprehensive income, net of tax	47	18	65
Balance at September 30, 2025, net of tax	$(41)	$(61)	$(102)

15. Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$2	$1	$5	$4
Selling, general and administrative expenses	21	14	55	34
Stock-based compensation expense	23	15	60	38
Income tax benefit	(3)	(2)	(12)	(6)
Stock-based compensation expense, net	$20	$13	$48	$32

Stock-based compensation expense by type of award
Restricted stock units	$10	$7	$25	$17
Performance share units	12	5	27	11
Stock options	1	2	3	4
Stock-settled stock appreciation rights	—	—	—	1
Employee stock purchase plan	—	1	3	3
Cash-settled awards	—	—	2	2
Stock-based compensation expense	$23	$15	$60	$38
CEO Special Performance Award
On June 1, 2026, the Company granted a target number of 200,120 performance share units (the “CEO Special Performance Award”) to Jennifer Scanlon, President and Chief Executive Officer. The CEO Special Performance Award is subject to both continued service and market-based vesting conditions. The market-based vesting conditions are based on two alternative metrics: (i) stock price appreciation and (ii) total shareholder return relative to the S&P 500 index. The number of Class A common shares issued may range from 0% to a maximum potential value of 100% of the award’s target value, based on satisfaction of the applicable vesting conditions. The total grant date fair value of approximately $14 million ($69.51 per share) was determined using a Monte Carlo simulation and will be recognized over the five-year term of the award. Compensation expense recognized for the CEO Special Performance Award in the three and nine months ended September 30, 2026 was immaterial.
16. Restructuring
On November 4, 2025, the Company announced an expense reduction initiative to further improve the operating model and exit certain lines of business that are no longer considered strategically important to the Company (the “Restructuring Plan”). Inclusive of the charges recorded through the third quarter of 2026, the Company expects to incur pre-tax charges associated with the Restructuring Plan of approximately $40 million in the aggregate, consisting of approximately $32 million in cash charges relating to employee separation expenses and approximately $8 million in other cash charges, primarily relating to facility exits.
The Company has incurred total costs of $31 million related to employee separation expenses, $6 million related to facility exits and $1 million related to professional services in connection with the Restructuring Plan. The Company has incurred total costs of $27 million in Consumer, $9 million in Industrial, and $2 million in Risk & Compliance Software related to the Restructuring Plan. The Company anticipates the Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges expected to be incurred throughout the remainder of the plan.

Charges related to the Restructuring Plan, as well as other qualifying restructuring expenses, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Employee separation expense adjustments	$—	$—	$(2)	$(2)
Facility exits	1	—	2	—
Professional services	—	—	1	—
Total	$1	$—	$1	$(2)
The following table summarizes the changes in the Company’s accrued restructuring balance:

(in millions)	Employee separation expenses	Professional services	Total
Liability balance as of December 31, 2025	$30	$—	$30
Restructuring	(2)	1	(1)
Cash payments	(18)	(1)	(19)
Foreign exchange rate adjustment	(1)	—	(1)
Liability balance as of September 30, 2026	$9	$—	$9
The Company had a short-term liability for its restructuring activities of $9 million and $25 million as of September 30, 2026 and December 31, 2025, respectively, which is recorded within other current liabilities on the Condensed Consolidated Balance Sheets. The Company had a long-term liability for its restructuring activities of $0 and $5 million as of September 30, 2026, and December 31, 2025, respectively, which is recorded within other liabilities on the Condensed Consolidated Balance Sheets.
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
18. Related Party Transactions
In order to access the library of standards owned and maintained by UL Standards & Engagement, the Company incurred expenses of $5 million during each of the three-month periods ended September 30, 2026 and 2025, and $16 million during each of the nine-month periods ended September 30, 2026 and 2025.

The Company declared and paid regular cash dividends to stockholders of $18 million to UL Standards & Engagement during each of the three-month periods ended September 30, 2026 and 2025, and $54 million during each of the nine-month periods ended September 30, 2026 and 2025.
19. Segment Information
The following table provides revenue, significant segment expenses and operating income (loss), by segment for the three months ended September 30, 2026 and 2025:

	Industrial		Consumer		Risk & Compliance Software		Total
(in millions)	2026	2025(a)	2026	2025(a)	2026	2025(a)	2026	2025(a)
Revenue	$410	$379	$360	$340	$53	$64	$823	$783
Employee compensation	186	175	194	192	40	41	420	408
Services and materials	86	80	99	88	6	5	191	173
Depreciation and amortization	17	15	22	20	10	11	49	46
Restructuring	1	—	—	—	—	—	1	—
Operating income (loss)	$120	$109	$45	$40	$(3)	$7	$162	$156
__________
(a)Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The amounts presented for the three months ended September 30, 2025 have been recast to reflect the Company’s segment reorganization. Refer to Note 1, “Significant Accounting Policies” for further information.
The following table provides revenue, significant segment expenses and operating income, by segment for the nine months ended September 30, 2026 and 2025:

	Industrial		Consumer		Risk & Compliance Software		Total
(in millions)	2026	2025(a)	2026	2025(a)	2026	2025(a)	2026	2025(a)
Revenue	$1,187	$1,092	$1,040	$984	$170	$188	$2,397	$2,264
Employee compensation	555	517	571	570	118	127	1,244	1,214
Services and materials	257	236	285	258	18	17	560	511
Depreciation and amortization	49	47	63	59	30	31	142	137
Restructuring	2	—	(1)	(2)	—	—	1	(2)
Operating income	$324	$292	$122	$99	$4	$13	$450	$404
__________
(a)Described in previous table.
Capital expenditures of the Company’s segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025(a)	2026	2025(a)
Industrial	$21	$18	$46	$40
Consumer	15	6	63	27
Risk & Compliance Software	10	7	29	21
Total segments	46	31	138	88
Corporate	15	15	61	51
Total	$61	$46	$199	$139
__________
(a)Described in previous table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s results of operations, financial condition and liquidity and capital resources should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes as of September 30, 2026 and for the three and nine month periods ended September 30, 2026 and 2025, which are included in this Quarterly Report, as well as the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties about the Company’s business and operations. The Company’s actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See “Cautionary Note Regarding Forward-Looking Statements.” Additionally, the Company’s historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
The Company reports its financial results through three segments: Industrial, Consumer and Risk & Compliance Software (“R&C Software”).
Effective beginning in the first quarter of 2026, the Company reorganized its segments to be consistent with how the Chief Executive Officer currently evaluates business performance and allocates resources. The changes primarily relate to the Company’s Advisory business, which was previously included within the Software and Advisory segment and is now included within the Industrial segment. As a result of the reorganization, the Software and Advisory segment was renamed “Risk & Compliance Software” and costs related to the Company’s corporate functions were reallocated across its segments. This reorganization had no impact on the Company’s consolidated financial position, results of operations or cash flows. The amounts presented for the three and nine months ended September 30, 2025 have been recast to reflect the Company’s segment reorganization.
Since January 1, 2025, the Company has completed the following acquisitions and divestiture, which impact the comparability of results between periods:
•On October 1, 2026, the Company, through a wholly owned subsidiary, acquired 100% of the issued share capital of Electrical and Electronics Testing LUX Holding SARL, a private limited liability company, and certain of its subsidiaries and related companies (“E&E”) for approximately $686 million in cash consideration (the “E&E Transaction”). The E&E business provides testing, compliance and certification services that support global market access for electromagnetic compatibility and wireless testing, electrical safety, medical devices and other technologies. The acquisition adds laboratories and accreditations in EMEA, Asia and the United States to UL Solutions’ global network. The results of operations of E&E will be included in the Consumer segment beginning in the fourth quarter of 2026.
•In July 2026, the Company acquired 100% of the outstanding stock of Evnia Consulting Firm Inc. (“Evnia”) for approximately $6 million in cash consideration (subject to customary post-closing adjustments). Evnia is a Canada-based company that provides extended producer responsibility management and environmental compliance services and its results of operations are included in the Risk & Compliance Software segment since the date of acquisition.
•On April 1, 2026, the Company completed the sale of its Employee Health and Safety (“EHS”) software business in the Company’s Risk & Compliance Software segment to an affiliate of Peak Rock Capital, a private investment firm. The purchase price was $201 million in cash consideration. The divestiture resulted in a pre-tax gain on sale of $191 million.

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
Recent Developments
Sale of DQS Holding GmbH
In April 2026, the Company entered into a definitive agreement with an affiliate of Montagu, a private equity firm, and certain other parties to sell its approximately 28% shareholding of DQS Holding GmbH (“DQS”), a global management system assessment company headquartered in Germany. On October 30, 2026, the Company completed the sale for approximately $117 million in cash consideration, subject to customary post-closing adjustments, a portion of which was withheld to cover such adjustments and certain indemnification obligations under the share purchase and transfer agreement. The sale resulted in a pre-tax gain of approximately $93 million, which will be recorded as non-operating income in the fourth quarter of 2026. Prior to the sale, the Company accounted for DQS using the equity method and DQS financial results are not consolidated within the Company’s financial statements.
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
“Acquisition / Divestiture” is calculated as operating income change in a given period related to acquisitions or disposals of businesses using prior period exchange rates, expressed in dollars or as a percentage of operating income in the prior period. Operating income change from an acquisition or disposal is measured as Acquisition / Divestiture for the initial twelve-month period following the acquisition or disposal date. Subsequently, operating income impact from the acquired or disposed business is measured as Organic. Acquisition / Divestiture also includes the change in transaction and integration costs for acquisition and disposal activities.
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
Gain on Divestiture
Gain on divestiture consists of the gain recognized upon the sale of a business when the proceeds received exceed its carrying value.

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
Results of Operations
The following tables set forth the Company’s condensed consolidated results of operations for the periods presented.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,				Change
(in millions)	2026	% Revenue	2025	% Revenue
Revenue	$823	N/A	$783	N/A	$40
Cost of revenue	400	48.6%	389	49.7%	11
Selling, general and administrative expenses	260	31.6%	238	30.4%	22
Restructuring	1	0.1%	—	—%	1
Operating income	162	19.7%	156	19.9%	6
Interest expense	(6)	(0.7)%	(10)	(1.3)%	4
Other income, net	4	0.5%	—	—%	4
Income before income taxes	160	19.4%	146	18.6%	14
Income tax expense	43	5.2%	40	5.1%	3
Net income	$117	14.2%	$106	13.5%	11
Revenue

	Three Months Ended September 30,
(in millions)	2026	2025	Change	% Change
Industrial	$410	$379	$31	8.2%
Consumer	360	340	20	5.9%
Risk & Compliance Software	53	64	(11)	(17.2)%
Total	$823	$783	$40	5.1%
Revenue increased by $40 million, or 5.1%, for the three months ended September 30, 2026, as compared to the same period in 2025. Revenue increased on an organic basis by $55 million, or 7.0%, due to growth across all segments in the third quarter of 2026, driven by the Industrial and Consumer segments in Certification Testing and Ongoing Certification Services revenue. Acquisition / Divestiture decreased revenue by $14 million, or 1.8%, due to the sale of the EHS software business in the Risk & Compliance Software segment.

	Three Months Ended September 30, 2026
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$32	$—	$(1)	$31	8.4%	8.2%
Consumer	20	—	—	20	5.9%	5.9%
Risk & Compliance Software	3	(14)	—	(11)	4.7%	(17.2)%
Total	$55	$(14)	$(1)	$40	7.0%	5.1%
Cost of Revenue
Cost of revenue increased by $11 million, or 2.8%, for the three months ended September 30, 2026, as compared to the same period in 2025. On an organic basis, professional fees increased $5 million, related to outsourced labor associated with higher revenue and a laboratory relocation. Costs associated with employee compensation increased organically $4 million primarily due to the Company’s annual cash bonus plan, driven by expectations of improved performance compared to the prior year. In addition, depreciation and amortization increased organically $4 million related to software placed in service and the completion of additional laboratory capacity. Acquisition / Divestiture decreased cost of revenue by $5 million due to the sale of the EHS software business in the Risk & Compliance Software segment. Cost of revenue as a percentage of revenue declined by 110 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $22 million, or 9.2%, for the three months ended September 30, 2026, as compared to the same period in 2025. On an organic basis, costs associated with employee compensation increased $13 million primarily due to higher costs associated with performance share units of $7 million and the Company’s annual cash bonus plan of $5 million, driven by expectations of improved performance compared to the prior year. In addition, professional fees increased $4 million on an organic basis, in part due to strategic growth initiatives.
Restructuring
The Company did not incur material restructuring charges during either period presented. The Company anticipates the previously announced Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges of approximately $2 million expected to be incurred throughout the remainder of the plan.
Interest Expense
Interest expense decreased by $4 million for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease is primarily due to lower balances during most of the current period on the Company’s credit facilities. For additional information, refer to “—Liquidity and Capital Resources.”
Other Income, net
Other income, net increased by $4 million, in part due to net foreign exchange gains in the current period compared to net foreign exchange losses in the prior period primarily related to the strengthening of the Korean won against the U.S. dollar.
Income Tax Expense
The effective tax rate for the three months ended September 30, 2026 was 26.9%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, Section 162(m) limitations on current year compensation deductions of certain executive officers, and state and local income taxes.
The effective tax rate for the three months ended September 30, 2025 was 27.4%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on current year compensation deductions of certain executive officers.
On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) released administrative guidance on Pillar Two (a framework of rules which impose a 15% corporate minimum tax and were enacted by several countries in which the Company operates prior to 2026). The administrative guidance mainly introduces a “side‑by‑side” arrangement that provides safe-harbors against certain aspects of the Pillar Two rules for multinational companies headquartered in countries having an eligible minimum tax system – most notably that of the U.S. Following formal global adoption by OECD member countries, the administrative guidance is effective for fiscal years beginning on or after January 1, 2026. The Company has determined there is no material impact to its consolidated financial statements for the periods presented and continues to monitor developments related to the OECD Pillar Two global minimum tax framework, additional administrative guidance that may be issued and the ultimate enactment of the guidance into local country legislation.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,				Change
(in millions)	2026	% Revenue	2025	% Revenue
Revenue	$2,397	N/A	$2,264	N/A	$133
Cost of revenue	1,176	49.1%	1,148	50.7%	28
Selling, general and administrative expenses	770	32.1%	714	31.5%	56
Restructuring	1	—%	(2)	(0.1)%	3
Operating income	450	18.8%	404	17.8%	46
Interest expense	(18)	(0.8)%	(32)	(1.4)%	14
Gain on divestiture	191	8.0%	—	—%	191
Other income (expense), net	5	0.2%	(7)	(0.3)%	12
Income before income taxes	628	26.2%	365	16.1%	263
Income tax expense	159	6.6%	91	4.0%	68
Net income	$469	19.6%	$274	12.1%	195
Revenue

	Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change
Industrial	$1,187	$1,092	$95	8.7%
Consumer	1,040	984	56	5.7%
Risk & Compliance Software	170	188	(18)	(9.6)%
Total	$2,397	$2,264	$133	5.9%
Revenue increased by $133 million, or 5.9%, for the nine months ended September 30, 2026, as compared to the same period in 2025. Revenue increased on an organic basis by $146 million, or 6.4%, due to organic growth across all segments in 2026, driven by the Industrial and Consumer segments in Ongoing Certification Services and Certification Testing revenue. FX increased revenue by $15 million, or 0.7%, primarily due to the relative strength of the Chinese renminbi and the euro, partially offset by the relative weakness of the Japanese yen. Acquisition / Divestiture decreased revenue by $28 million, or 1.2%, due to the sale of the EHS software business in the Risk & Compliance Software segment.

	Nine Months Ended September 30, 2026
(in millions)	Organic	Acquisition / Divestiture	FX	Total	Organic % Change	Total % Change
Revenue change
Industrial	$87	$—	$8	$95	8.0%	8.7%
Consumer	50	—	6	56	5.1%	5.7%
Risk & Compliance Software	9	(28)	1	(18)	4.8%	(9.6)%
Total	$146	$(28)	$15	$133	6.4%	5.9%

Cost of Revenue
Cost of revenue increased by $28 million, or 2.4%, for the nine months ended September 30, 2026, as compared to the same period in 2025. FX increased cost of revenue by $12 million, primarily due to the relative strength of the Chinese renminbi and the euro. On an organic basis, costs associated with performance-based incentives increased $10 million primarily due to the Company’s annual cash bonus plan, driven by expectations of improved performance compared to the prior year. Professional fees also increased organically $10 million, in part due to outsourced labor associated with higher revenue and a laboratory relocation. In addition, depreciation and amortization increased organically $9 million related to software placed in service and the completion of additional laboratory capacity. The increase was partially offset by a $5 million organic decrease in salary expenses, including headcount reductions from the Restructuring Plan. Acquisition / Divestiture also decreased cost of revenue by $11 million due to the sale of the EHS software business in the Risk & Compliance Software segment. Cost of revenue as a percentage of revenue declined by 160 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $56 million, or 7.8%, for the nine months ended September 30, 2026, as compared to the same period in 2025. On an organic basis, employee compensation expenses increased $28 million, primarily due to higher costs associated with performance share units of $16 million and the Company’s annual cash bonus plan of $13 million, driven by expectations of improved performance compared to the prior year. In addition, professional fees increased organically $10 million, in part due to expenses associated with higher sales volumes and strategic growth initiatives. Acquisition / Divestiture increased selling, general and administrative expenses by $7 million, primarily due to transaction costs related to the E&E Transaction. FX increased selling, general and administrative expenses by $5 million, primarily due to the relative strength of the euro and the Chinese renminbi.
Restructuring
The Company did not incur material restructuring charges during either period presented. The Company anticipates the previously announced Restructuring Plan will be substantially completed by the end of the first quarter of 2027, with the remaining charges of approximately $2 million expected to be incurred throughout the remainder of the plan.
Interest Expense
Interest expense decreased by $14 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease is primarily due to lower balances during most of the current period on the Company’s credit facilities. For additional information refer to “—Liquidity and Capital Resources.”
Gain on Divestiture
The Company recorded a $191 million gain on divestiture due to the sale of the EHS software business.
Other Income (Expense), net
Other income (expense), net increased by $12 million, in part due to an impairment on an equity investment in a non-consolidated affiliate in the prior period which did not reoccur in the current period and due to lower net foreign exchange losses primarily related to the strengthening of the euro against the U.S. dollar.
Income Tax Expense
The effective tax rate for the nine months ended September 30, 2026 was 25.3%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to state and local income taxes and foreign tax effects.
The effective tax rate for the nine months ended September 30, 2025 was 24.9%, which differed from the U.S. federal statutory tax rate of 21%, primarily due to foreign tax effects, U.S. tax on Global Intangible Low Taxed Income net of related foreign tax credits, and Section 162(m) limitations on current year compensation deductions of certain executive officers.
On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) released administrative guidance on Pillar Two (a framework of rules which impose a 15% corporate minimum tax and were enacted by several countries in which the Company operates prior to 2026). The administrative guidance mainly introduces a “side‑by‑side” arrangement that provides safe-harbors against certain aspects of the Pillar Two rules for multinational companies headquartered in countries having an eligible minimum tax system – most notably that of the U.S. Following formal global adoption by OECD member countries, the administrative guidance is effective for fiscal years beginning on or after January 1, 2026. The Company has determined there is no material impact to its consolidated financial statements for the periods presented and continues to monitor developments related to the OECD Pillar Two global minimum tax framework, additional administrative guidance that may be issued and the ultimate enactment of the guidance into local country legislation.
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
The following tables summarize the change in Industrial’s revenue and operating income for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$410	$379	$31	8.2%	$1,187	$1,092	$95	8.7%
Employee compensation	186	175	11	6.3%	555	517	38	7.4%
Services and materials	86	80	6	7.5%	257	236	21	8.9%
Depreciation and amortization	17	15	2	13.3%	49	47	2	4.3%
Restructuring	1	—	1	—%	2	—	2	—%
Segment operating income	$120	$109	$11	10.1%	$324	$292	$32	11.0%

Segment operating income margin	29.3%	28.8%			27.3%	26.7%

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(in millions)	Organic	Acquisition/ Divestiture	FX	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$32	$—	$(1)	$31	$87	$—	$8	$95
Segment operating income change	$10	$1	$—	$11	$30	$2	$—	$32
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenue
Revenue increased by $31 million, or 8.2%, for the three months ended September 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $32 million, or 8.4%, due to growth in Ongoing Certification Services revenue of $16 million, driven by continued demand for materials and energy and automation. Certification Testing revenue also increased $14 million across most industries, in part due to continued demand for energy and automation.
Segment Operating Income
Segment operating income increased by $11 million, or 10.1%, for the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to the $32 million increase in organic revenue noted above. This was partially offset by a $22 million organic increase in expenses, primarily due to higher employee compensation of $12 million related to higher costs associated with performance-based incentives, as well as base salary increases, and $4 million due to professional fees.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenue
Revenue increased by $95 million, or 8.7%, for the nine months ended September 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $87 million, or 8.0%, due to growth in Ongoing Certification Services revenue of $45 million, driven by continued demand for materials and energy and automation. Certification Testing revenue also increased $35 million across most industries, in part due to continued demand for energy and automation. FX increased revenue by $8 million, or 0.7%, primarily due to the relative strength of the Chinese renminbi and the euro.
Segment Operating Income
Segment operating income increased by $32 million, or 11.0%, for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the $87 million increase in organic revenue noted above. This was partially offset by a $57 million organic increase in expenses, primarily due to higher employee compensation of $32 million related to higher costs associated with performance-based incentives, as well as base salary increases, and $12 million due to higher professional fees.
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
The following tables summarize the change in Consumer’s revenue and operating income for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$360	$340	$20	5.9%	$1,040	$984	$56	5.7%
Employee compensation	194	192	2	1.0%	571	570	1	0.2%
Services and materials	99	88	11	12.5%	285	258	27	10.5%
Depreciation and amortization	22	20	2	10.0%	63	59	4	6.8%
Restructuring	—	—	—	—%	(1)	(2)	1	(50.0)%
Segment operating income	$45	$40	$5	12.5%	$122	$99	$23	23.2%

Segment operating income margin	12.5%	11.8%			11.7%	10.1%

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in millions)	Organic	Acquisition/ Divestiture	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$20	$—	$20	$50	$—	$6	$56
Segment operating income change	$8	$(3)	$5	$36	$(11)	$(2)	$23
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenue
Revenue increased by $20 million, or 5.9%, for the three months ended September 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $20 million, or 5.9%, primarily due to growth in Non-certification Testing and Other Services of $8 million, driven primarily by demand for retail. Certification Testing revenue also increased $7 million, driven primarily by continued demand for consumer technology.
Segment Operating Income
Segment operating income increased by $5 million, or 12.5%, for the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to the $20 million increase in organic revenue noted above. This was partially offset by a $12 million organic increase in expenses, primarily due to higher costs associated with performance-based incentives of $6 million and $4 million due to professional fees. The operating income increase was also due to a $4 million organic decrease in salary expenses, including headcount reductions from the Restructuring Plan. In addition, Acquisition / Divestiture transaction costs increased by $3 million, primarily due to the E&E Transaction.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenue
Revenue increased by $56 million, or 5.7%, for the nine months ended September 30, 2026, as compared to the same period in 2025. On an organic basis, revenue increased $50 million, or 5.1%, primarily due to growth in Certification Testing revenue of $22 million, driven primarily by continued demand for consumer technology. Ongoing Certification Services revenue also increased $13 million across most industries, in part due to continued demand for appliances and HVAC. Non-certification Testing and Other Services also increased $13 million, driven primarily by demand for retail. FX increased revenue by $6 million or 0.6%, primarily due to the relative strength of the Chinese renminbi and the euro, partially offset due to the relative weakness of the Japanese yen.
Segment Operating Income
Segment operating income increased by $23 million, or 23.2%, for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the $50 million increase in organic revenue noted above and a $13 million decrease in salary expense, including headcount reductions from the Restructuring Plan. This was partially offset by a $14 million organic increase in costs associated with performance-based incentives and a $6 million organic increase in professional fees. In addition, Acquisition / Divestiture transaction costs increased by $11 million, primarily due to the E&E Transaction.
Risk & Compliance Software
The R&C Software segment provides complementary software solutions that extend the value proposition of TIC services the Company offers. The software, data, and insight offerings enable the Company’s customers to manage complex regulatory requirements, deliver supply chain transparency and operationalize sustainability.
The following tables summarize the change in R&C Software’s revenue and operating income for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$53	$64	$(11)	(17.2)%	$170	$188	$(18)	(9.6)%
Employee compensation	40	41	(1)	(2.4)%	118	127	(9)	(7.1)%
Services and materials	6	5	1	20.0%	18	17	1	5.9%
Depreciation and amortization	10	11	(1)	(9.1)%	30	31	(1)	(3.2)%
Segment operating (loss) income	$(3)	$7	$(10)	(142.9)%	$4	$13	$(9)	(69.2)%

Segment operating (loss) income margin	(5.7)%	10.9%			2.4%	6.9%

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in millions)	Organic	Acquisition/ Divestiture	Total	Organic	Acquisition/ Divestiture	FX	Total
Revenue change	$3	$(14)	$(11)	$9	$(28)	$1	$(18)
Segment operating income (loss) change	$(2)	$(8)	$(10)	$6	$(15)	$—	$(9)
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenue
Revenue decreased by $11 million, or 17.2%, for the three months ended September 30, 2026, as compared to the same period in 2025. Acquisition / Divestiture decreased revenue by $14 million, or 21.9%, due to the sale of the EHS software business. On an organic basis, revenue increased $3 million, or 4.7%, driven by demand for software subscriptions, primarily for providing supply chain insights to the retail industry.

Segment Operating (Loss) Income
Segment operating loss was $3 million for the three months ended September 30, 2026 compared to segment operating income of $7 million for the same period in 2025. The $10 million change was primarily due to an $8 million decrease in operating income from the divested EHS software business, partially offset by the $3 million increase in organic revenue noted above.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenue
Revenue decreased by $18 million, or 9.6%, for the nine months ended September 30, 2026, as compared to the same period in 2025. Acquisition / Divestiture decreased revenue by $28 million, or 14.9%, due to the sale of the EHS software business. On an organic basis, revenue increased $9 million, or 4.8%, driven by demand for software subscriptions, primarily for providing supply chain insights to the retail industry.
Segment Operating Income
Segment operating income decreased by $9 million for the nine months ended September 30, 2026, as compared to the same period in 2025. This was primarily due to a $15 million decrease in operating income from the divested EHS software business, partially offset by the $9 million increase in organic revenue noted above.
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

The table below presents these non-GAAP measures with the most directly comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Net income	$117	$106	$469	$274
Net income margin	14.2%	13.5%	19.6%	12.1%
Adjusted EBITDA	$235	$217	$651	$575
Adjusted EBITDA margin	28.6%	27.7%	27.2%	25.4%
Adjusted Net Income	$135	$119	$372	$309
Adjusted Net Income margin	16.4%	15.2%	15.5%	13.6%

Diluted Earnings per Share	$0.53	$0.49	$2.19	$1.27
Adjusted Diluted Earnings Per Share	$0.62	$0.56	$1.72	$1.44

Net Cash provided by Operating Activities			$594	$456
Net cash provided by operating activities margin			24.8%	20.1%
Free Cash Flow			$395	$317
Free Cash Flow margin			16.5%	14.0%
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
The table below reconciles net income to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Net income	$117	$106	$469	$274
Depreciation and amortization expense	49	46	142	137
Interest expense	6	10	18	32
Gain on divestiture	—	—	(191)	—
Other (income) expense, net	(4)	—	(5)	7
Income tax expense	43	40	159	91
Stock-based compensation	23	15	58	36
Restructuring	1	—	1	(2)
Adjusted EBITDA	$235	$217	$651	$575
Revenue	$823	$783	$2,397	$2,264
Net income margin	14.2%	13.5%	19.6%	12.1%
Adjusted EBITDA margin	28.6%	27.7%	27.2%	25.4%

The table below reconciles segment operating income to segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Industrial
Segment operating income	$120	$109	$324	$292
Depreciation and amortization expense	17	15	49	47
Stock-based compensation	10	7	26	15
Restructuring	1	—	2	—
Adjusted EBITDA	$148	$131	$401	$354
Revenue	$410	$379	$1,187	$1,092
Operating income margin	29.3%	28.8%	27.3%	26.7%
Adjusted EBITDA margin	36.1%	34.6%	33.8%	32.4%

Consumer
Segment operating income	$45	$40	$122	$99
Depreciation and amortization expense	22	20	63	59
Stock-based compensation	10	7	25	17
Restructuring	—	—	(1)	(2)
Adjusted EBITDA	$77	$67	$209	$173
Revenue	$360	$340	$1,040	$984
Operating income margin	12.5%	11.8%	11.7%	10.1%
Adjusted EBITDA margin	21.4%	19.7%	20.1%	17.6%

Risk & Compliance Software
Segment operating (loss) income	$(3)	$7	$4	$13
Depreciation and amortization expense	10	11	30	31
Stock-based compensation	3	1	7	4
Adjusted EBITDA	$10	$19	$41	$48
Revenue	$53	$64	$170	$188
Operating (loss) income margin	(5.7)%	10.9%	2.4%	6.9%
Adjusted EBITDA margin	18.9%	29.7%	24.1%	25.5%

Adjusted EBITDA	$235	$217	$651	$575

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

The table below reconciles net income to Adjusted Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unless otherwise stated)	2026	2025	2026	2025
Net income	$117	$106	$469	$274
Gain on divestiture	—	—	(191)	—
Other (income) expense, net	(4)	—	(5)	7
Stock-based compensation	23	15	58	36
Restructuring	1	—	1	(2)
Tax effect of adjustments(a)	(2)	(2)	40	(6)
Adjusted Net Income	$135	$119	$372	$309
Revenue	$823	$783	$2,397	$2,264
Net income margin	14.2%	13.5%	19.6%	12.1%
Adjusted Net Income margin	16.4%	15.2%	15.5%	13.6%
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
The table below reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted earnings per share	$0.53	$0.49	$2.19	$1.27
Gain on divestiture	—	—	(0.94)	—
Other (income) expense, net	(0.02)	—	(0.02)	0.03
Stock-based compensation	0.11	0.08	0.28	0.18
Restructuring	0.01	—	0.01	(0.01)
Tax effect of adjustments(a)	(0.01)	(0.01)	0.20	(0.03)
Adjusted Diluted Earnings Per Share	$0.62	$0.56	$1.72	$1.44
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

The table below reconciles net cash provided by operating activities to Free Cash Flow.

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$594	$456
Capital expenditures	(199)	(139)
Free Cash Flow	$395	$317
Revenue	$2,397	$2,264
Net cash provided by operating activities margin	24.8%	20.1%
Free Cash Flow margin	16.5%	14.0%
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
As of September 30, 2026, the Company had $1,016 million in cash and cash equivalents and $531 million of unused availability under the 2025 Credit Facility and access to an accordion feature permitting an increase in the 2025 Credit Facility by an aggregate amount of up to $500 million, subject to the consent of any lenders providing such increase, the absence of any default or event of default and entry into customary documentation with respect to such increase. On October 1, 2026, the Company completed the E&E Transaction for approximately $686 million in cash consideration.
On October 30, 2026, the Company completed the sale of its shareholding in DQS Holding GmbH for approximately $117 million in cash consideration, subject to customary post-closing adjustments, a portion of which was withheld to cover such adjustments and certain indemnification obligations under the share purchase and transfer agreement. The Company used the proceeds from the sale to repay outstanding amounts under its revolving credit facility. As of October 30, 2026, after use of the sale proceeds, total debt was $689 million, prior to unamortized debt issuance costs.

Cash Flows
The following table is a summary of the Company’s cash flow activity:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$594	$456
Net cash provided by (used in) investing activities	$4	$(183)
Net cash provided by (used in) financing activities	$128	$(314)
Cash flows from operating activities
Net cash provided by operating activities was $594 million for the nine months ended September 30, 2026, an increase of $138 million compared to net cash provided by operating activities of $456 million for the same period in 2025. The increase was primarily driven by higher net income after non-cash adjustments due to business performance, timing of payments made to suppliers and higher contract liabilities as a result of increased customer deposits.
Cash flows from investing activities
Net cash provided by investing activities was $4 million for the nine months ended September 30, 2026, an increase of $187 million compared to net cash used in investing activities of $183 million for the same period in 2025. The increase in cash provided by investing activities was primarily driven by $199 million in proceeds from the divestiture of the Company’s EHS software business during the current period and $58 million in purchases of investments in the prior period, partially offset by a $60 million increase in capital expenditures compared to the same period in 2025.
Cash flows from financing activities
Net cash provided by financing activities was $128 million for the nine months ended September 30, 2026, an increase of $442 million compared to net cash used in financing activities of $314 million for the same period in 2025. The increase in cash provided by financing activities was primarily driven by a $472 million increase in proceeds net of repayments on the Company’s credit facilities primarily used to fund the E&E Transaction, and a $19 million increase in employee taxes paid on settlement of stock-based compensation compared to the same period in 2025.
Capital Expenditures
The Company makes strategic investments in capital expenditures to enable growth by expanding testing capacity to meet increased demand, to enable new capabilities and product offerings and to increase the efficiency of the Company’s processes. Capital expenditures include the building and refurbishment of laboratories and office space, the replacement and upgrade of existing laboratory and IT equipment at the end of its useful life, and investments in technology for internal-use and sale to customers through product development of new software and enhancements of existing software. Cash paid for capital expenditures increased $60 million, to $199 million for the nine months ended September 30, 2026, compared to $139 million for the same period in 2025.
Long-Term Debt
2025 Credit Facility
In October 2025, the Company entered into a credit agreement, by and among UL Solutions Inc. and certain of its non-U.S. subsidiaries as co-borrowers (collectively, the “Borrowers”), Bank of America, N.A., as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion senior unsecured five-year multi-currency revolving facility (collectively, and as amended, the “2025 Credit Facility”). The Borrowers’ obligations (other than the Company’s) under the Credit Agreement are guaranteed by the Company. As of September 30, 2026, the Company was in compliance with all covenants under the 2025 Credit Facility.

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
In the three and nine months ended September 30, 2026, the Company paid dividends to stockholders of $29 million and $88 million, respectively. In the three and nine months ended September 30, 2025, the Company paid dividends to stockholders of $26 million and $78 million, respectively.
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
As of September 30, 2026, the Company was committed to acquire E&E for approximately $686 million in cash, which the Company funded on October 1, 2026 with cash on hand, including borrowings under the 2025 Credit Facility. See “—Recent Developments” and “—Liquidity and Capital Resources—Overview.”
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
•unexpected costs, charges or expenses resulting from the purchase of Electrical and Electronics Testing LUX Holding SARL and certain of its subsidiaries and related companies (the “E&E Transaction”); uncertainty regarding the expected financial performance following completion of the E&E Transaction; the Company’s ability to achieve its short-term and long-term operating targets following completion of the E&E Transaction; the effects that the announcement and completion of the E&E Transaction may have on the Company; the acquired business’ and the Company’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom they do business; legal proceedings that may be instituted related to the E&E Transaction; the Company’s ability or failure to successfully integrate the acquired business with existing operations; and the Company’s ability to realize anticipated synergies or obtain the results anticipated;
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
During the first nine months of 2026, the variable interest rates applicable to both benchmark rate loans and base rate loans under the 2025 Credit Facility generally fluctuated in line with interest rate changes in the marketplace and are expected to continue fluctuating with any future Federal Reserve Board interest rate changes and future changes to the SOFR Index. In addition, increases in interest expense are considered with other expense increases that may be passed, in whole or in part, along to the Company’s customers; however, the Company does not expect increases in interest expenses to materially impact pricing strategy in the near term. The fluctuations in interest payments on the Company’s variable-rate debt are not material to the Company’s overall liquidity position and have not impacted, and are not expected to have an impact on, the Company’s ability to make timely payments under the 2025 Credit Facility or its other obligations. Furthermore, while interest rates impact management’s evaluation of capital expenditure projects, the overall cash flows required to support the Company’s planned investments have not been materially impacted. Thus, fluctuations in interest rates have not had a material impact on the Company’s financial condition.
The interest rate for the 2025 Credit Facility as of September 30, 2026 was 5.87%, which was a floating rate based on the Term SOFR plus a margin. A hypothetical 100 basis point change in interest rates affecting the 2025 Credit Facility would not result in a material change to interest expense, based on outstanding borrowings at September 30, 2026. A hypothetical 100 basis point change in interest rates affecting the Company’s cash and cash equivalents would not have a material impact on the Company’s financial statements. Notwithstanding the Company’s efforts to manage interest rate risk, there can be no assurances that the Company will be adequately protected against the risks associated with interest rate fluctuations.
Foreign Currency Risk
With global operations, the Company has foreign currency risk related to its revenues and expenses denominated in currencies other than the U.S. dollar, primarily the Chinese renminbi, the euro, the Japanese yen, the New Taiwan dollar, the British pound sterling and the Korean won. Foreign currency gains (losses) are recorded in net income as transactions occur. Changes in exchange rates may substantially affect, either positively or negatively, the revenues and expenses, as expressed in U.S. dollars, of the Company’s foreign subsidiaries with functional currencies other than the U.S. dollar. Assuming a hypothetical change of 10% in the average foreign currency exchange rate for the nine months ended September 30, 2026, the effect on operating income would not be material. The Company is also subject to foreign currency exchange rate risk associated with the translation of local currencies of its foreign subsidiaries into U.S. dollars. In addition, expected cash flows related to potential acquisitions and divestitures denominated in foreign currencies may vary based on changes in exchange rates.

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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company has conducted an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance such that the information required to be disclosed in the Company’s reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 5. Other Information
Amended and Restated UL-CCIC Agreement
On October 30, 2026, the Company entered into an Amended and Restated Agreement (the “UL-CCIC Agreement”) with China Certification & Inspection (Group) Co., Ltd. to extend the term of UL-CCIC, an entity formed under the laws of the People’s Republic of China, to January 12, 2037. The amendment and restatement of this agreement did not have a financial statement impact to the Company.
The foregoing description of the UL-CCIC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the UL-CCIC Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Newly Adopted 10b5-1 Plan
On September 4, 2026, Alberto Uggetti, Executive Vice President and Chief Commercial Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “New Uggetti 10b5-1 Plan”) for the potential sale of up to 4,000 shares of UL Solutions Inc. Class A common stock, including shares resulting from the vesting and settlement of certain stock-settled stock appreciation rights and restricted stock units. The New Uggetti 10b5-1 Plan is scheduled to commence immediately following the expiration of an existing 10b5-1 trading arrangement on February 27, 2027 and to terminate on the earlier of (i) the date all the shares under the New Uggetti 10b5-1 Plan are sold and (ii) September 10, 2027, in each case, subject to the terms and conditions contained therein. The New Uggetti 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policies and procedures and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
During the quarter ended September 30, 2026, no other directors or officers of the Company informed the Company of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of UL Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
3.2	Amended and Restated Bylaws of UL Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on April 17, 2024).
10.1*	Amended and Restated UL-CCIC Agreement, dated as of October 30, 2026 by and between China Certification & Inspection (Group) Co., Ltd. and UL LLC.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Date: November 3, 2026
	By	/s/ Ryan D. Robinson
Ryan D. Robinson
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)